Form 10-K
period 2025-09-30
Inotiv, Inc.
filed 2025-12-05
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2025.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.
Commission File Number 000-23357
INOTIV, INC.
(Exact name of the registrant as specified in its charter)

INDIANA	35-1345024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, IN	47906
(Address of principal executive offices)	(Zip code)

(765) 463-4527
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of exchange on which registered
Common Shares	NOTV	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒
Based on the closing price on The Nasdaq Capital Market on March 31, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $71,278,516.
As of November 21, 2025, 34,367,251 of the registrant’s common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission (SEC) not later than 120 days after September 30, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2026 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

RISK FACTORS SUMMARY
Our business is subject to many risks and uncertainties, which, if they occur, could adversely affect our business and financial performance or condition, our actual results could differ materially from our expectations and the market value of our stock could decline. We have provided a summary of some of these risks below, with more information in Part I, Item 1A. "Risk Factors" of this Annual Report on Form 10-K.
•We have identified conditions and events that could raise substantial doubt about our ability to continue as a going concern.
•We have experienced periods of losses and financial insecurity.
•We have significant indebtedness, which may impair our ability to raise capital or impact our ability to service our debt.
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
•Our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of September 30, 2025 and as of prior dates due to material weaknesses in internal control over financial reporting. If we are unable to remediate these material weaknesses and maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.
•Our business, results of operations, financial condition, including the carrying value of certain of our assets, and cash flows have been, and may continue to be, adversely affected by our dependence on the importation of non-human primates ("NHPs") from suppliers located outside the U.S., particularly from certain countries in Southeast Asia and Africa, legal issues related to these suppliers, increased costs associated with trade and economic factors, including tariffs, and any inability to diversify our suppliers located outside the U.S.
•Our sales of NHPs have decreased significantly in recent periods, which adversely affected our business, financial condition and results of operations, and this trend may continue.
•We have experienced and are at risk of further cyber-attacks or other security breaches that could compromise sensitive business information and personal information of employees, clients and others, undermine our ability to operate effectively and expose us to liability, which could cause our business and reputation to suffer.
•Hardware or software failures, delays in the operations of our computer and communications systems or the failure to implement system enhancements have in the past, and could in the future, harm our business.
•We are involved in legal proceedings that could adversely affect our business, financial condition, and results of operations.
•Some of our clients and contracts depend on government funding of research and development, and a reduction in that funding may adversely affect our business.
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
•Any failure by us or our partners to comply with existing regulations or requirements could harm our reputation and operating results, and we could face substantial penalties and sanctions. Requirements to comply with new laws, regulations and guidance may have an adverse effect on our financial condition and results of operations.
•Changes in government regulation or practices relating to the pharmaceutical, biotechnology and medical device industries could reduce demand for our services and products.

•If we fail to comply with data privacy and security laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.
•Changes in funding or disruptions at the U.S. Food and Drug Administration (the “FDA”) and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, authorized or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could adversely impact our business.
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
•We may fail to realize anticipated strategic and financial benefits from acquisitions, related integrations and our site optimization strategy.
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
•Actions of animal rights activists may affect our business.
•We rely on third parties for important services.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified with words such as “aim”, “anticipate”, “assume”, “believe”, “could”, “estimate”, “expect”, “future”, “goal”, “intend”, “likely”, “may”, “plan”, “project”, “seek”, “strategy”, “target”, “will” and similar expressions. Those statements appear in a number of places in this Report and may include, but are not limited to, statements regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) trends in the demand for our services and products, including as a result of fluctuations in research and development spending by pharmaceutical and biotechnology companies; (iii) trends in the industries that consume our services and products; (iv) market and company-specific impacts of NHP supply and demand matters; (v) compliance with the Resolution Agreement (the “Resolution Agreement”) with the U.S. Department of Justice (“DOJ”) and the United States Attorney’s Office for the Western District of Virginia (“USAO-WDV”) and a Plea Agreement (the “Plea Agreement”) with the DOJ and the USAO-WDV and the expected impacts on the Company related to the compliance plan and compliance monitor, including the expected amounts, timing and expense treatment of cash payments and other investments thereunder; (vi) our ability to service our substantial outstanding indebtedness and to comply or regain compliance with financial covenants; (vii) our current and forecasted cash position; (viii) our ability to make capital expenditures, fund our operations and satisfy our obligations; (ix) our ability to manage recurring and unusual costs; (x) our ability to execute on and realize the expected benefits related to our restructuring and site optimization plans; (xi) our expectations regarding the volume of new bookings, pre-sales, pricing, cost savings initiatives, expansion of services, operating income or losses and liquidity; (xii) our ability to effectively fill recent expanded capacity or any future expansion or acquisition initiatives undertaken by us; (xiii) our ability to develop and build infrastructure and teams to manage growth and projects; (xiv) our ability to continue to retain and hire key talent; (xv) our ability to market our services and products under our corporate name and relevant brand names; (xvi) our ability to develop new services and products; (xvii) our ability to negotiate amendments to the Credit Agreement or obtain waivers related to the financial covenants defined within the Credit Agreement; (xviii) our ability to maintain effective data protection, privacy and cybersecurity measures and to mitigate legal, financial and reputational risks in the event of a cyber incident, including the 2025 Cybersecurity Incident (as defined in in Part I, Item 1A of this Report); and (xix) the impact of macroeconomic factors, including but not limited to tariffs and trade policies. Investors in our common shares are cautioned that reliance on any forward-looking statement involves risks and uncertainties, including the risk factors in Part I, Item 1A of this Report. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate and, as a result, the forward-looking statements based upon those assumptions could be significantly different from actual results. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that any plan, expectation, or objective will be achieved. We do not undertake any obligation to update any forward-looking statement, except as required by law.
PART I
Amounts, except for numbers of shares, shown within Part I, Item 1 of this Annual Report on Form 10-K are presented in thousands unless otherwise described.
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
Overview
Inotiv is a leading contract research organization (“CRO”) dedicated to providing nonclinical and analytical drug discovery and development services primarily to the pharmaceutical and medical device industries and selling a range of research-quality animals and diets to the same industries as well as academia and government clients. Our products and services focus on bringing new drugs and medical devices through the discovery and preclinical phases of development and, in certain cases, the clinical phases of development, all while focusing on increasing efficiency, improving data, and reducing the cost of discovering and taking new drugs and medical devices to market. Inotiv is committed to supporting discovery and development objectives as well as helping researchers realize the full potential of their critical research and development projects, all while working together to build a healthier and safer world. We are dedicated to practicing high standards of laboratory animal care and welfare.

We have two reportable segments: Discovery and Safety Assessment (“DSA”) and Research Models and Services (“RMS”).
Through our DSA segment, we provide discovery and translational sciences and safety assessment services (including nonclinical development and, in certain cases, clinical development) to support the needs of researchers and clinicians for primarily small molecule drug candidates, as well as biotherapeutics and biomedical devices utilizing both Good Laboratory Practice ("GLP") and non-GLP. Our scientists have skills in histology, pathology, physiology, surgery, analytical chemistry, drug metabolism, pharmacokinetics, and toxicology. Our principal clients range from small start-up biotechnology companies to some of the largest global pharmaceutical companies, whose scientists are engaged in analytical chemistry, drug safety evaluation, drug metabolism studies, pharmacokinetics, clinical trials, and basic research.

Through our RMS segment, we offer access to a wide range of purpose-bred animal research models for basic research and drug discovery and development, specialized models for specific diseases and therapeutic areas, and diet, bedding and enrichment products, all supported by our deep animal husbandry expertise. We have the ability to run selected nonclinical studies directly on-site at closely located research model facilities and provide access to innovative genetically engineered models and services solutions. Our principal clients include biopharmaceutical companies, CROs, and academic and government organizations.

Discovery and Safety Assessment

The DSA segment is comprised of two principal areas of services: Discovery and Translational Sciences and Safety Assessment.

Discovery and Translational Sciences

•Bioanalytical Method Development: Analytical methods are developed and validated in a manner designed to ensure that data generated are accurate, precise, reproducible and reliable and are used consistently throughout the drug development process and in later product support. This includes early-stage and fit-for-purpose discovery methods that are generated to provide information on drug concentration in biological matrices, and can be used to quantify certain safety or efficacy biomarkers to aid compound selection.

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

•Bioanalytical Method Development and Validation: During regulatory development, bioanalytical methods are validated to an appropriately robust level to advance accuracy and reproducibility. These methods are used to quantify drug product or metabolites in biological matrices, as well as appropriate safety or efficacy biomarkers.

•Drug Metabolism, Bioanalysis, and Pharmacokinetics Testing: We analyze samples from in vitro, preclinical and clinical studies to identify and measure drug and metabolite concentrations in complex biological matrices, including drug metabolism, bioanalysis and pharmacokinetics studies.

•Archiving Services: We provide climate-controlled archiving services for our clients’ data, samples and specimens at many of our DSA facilities.

New Service Offerings

During the twelve months ended September 30, 2025, 2024 and 2023, we spent $2,282, $3,278 and $6,858, respectively, on startup costs for new service offerings that we are building internally including biotherapeutics and genetic toxicology.

Research Models and Services

The RMS segment is comprised of (1) Research Models, (2) Diet, Bedding and Enrichment, and (3) Research Model Services.

Research Models: Our research models business is comprised of the commercial production and sale of laboratory animals and research models for use by scientific researchers, principally purpose-bred small animal models (primarily mice and rats) and large animal models (NHPs and rabbits). We provide these models to numerous clients around the world, including many academic institutions, government agencies, biopharmaceutical companies, and CROs, and we have a global footprint with production facilities strategically located in three countries.
Our research models include standard stocks and strains, immunocompromised models (which are useful for oncology research), disease models (which are in demand as early-stage research tools) and genetically-engineered models (“GEMS”) (which are often created for specific research projects).

•Small Animal Research Models: Our rodent species have been and continue to be among the most-used research models in the world, largely as a result of our geographic footprint and commitment to quality and client service. Our small animal research models are bred and maintained in controlled environments, which are designed to ensure that the models are free of specific viral and bacterial agents, and other contaminants that can disrupt research operations and distort research results. With our production capabilities, we strive to consistently deliver high-quality research models.

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

•Large Research Models: Our large animal portfolio includes NHPs and rabbits. NHPs are generally imported into the U.S. and Europe from Asia and Africa, with limited breeding in the U.S. We operate three quarantine facilities in the U.S. to house and clear these imported animals before onward shipment to clients. NHPs are used by our clients primarily for the safety testing of new biological therapies. Rabbits are bred in both the U.K. and U.S. and they are utilized primarily for the reproductive safety testing of potential new therapies.

Diet, Bedding and Enrichment: Through our Teklad product line (“Teklad”), RMS produces and sells laboratory animal diet, bedding, and enrichment products. With primary manufacturing operations in the U.S. and a primarily company-

owned and/or managed distribution network throughout the U.S., U.K. and Europe, we distribute Teklad products globally. We also maintain a contract-manufacturing relationship with a company in Italy.

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

Research Model Services: We also offer a variety of services designed to support our clients' use of research models in basic research and product development. These services include specialized surgical modifications such as cannulation, implants, and the creation of surgically derived disease-state models. Further, we provide services, including contract breeding, contract colony management, health monitoring, the creation of new transgenic research models specific to individual clients’ needs, quarantine, cryopreservation, rederivation and revitalization services, and antibody development and production, as well as transportation services.

The Company’s Role in the Drug Discovery and Development Process

Inotiv provides research support, through provision of its products and services, for the identification and development of new chemical and biological entities from discovery through clinical development. For both efficacy and safety evaluations, our DSA segment provides a wide range of supporting services and our RMS segment offers relevant, high-quality animal research models.

1.The discovery phase of new product development includes the identification and validation of potential targets for therapeutic intervention, the latter of which may involve studying a disease’s molecular pathway by genetically altering one or more of the molecules in that pathway in cell lines or in murine models. Inotiv’s molecular biology group provides such murine models for our clients and, where appropriate, can then support clients in the use of those models to study the pharmacokinetic and potential efficacy profiles of new therapeutic entities.

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

2.After a new drug candidate is identified and carried through this preliminary discovery screening, the development process for new drugs has three distinct phases: the nonclinical phase, the clinical phase and the post approval phase. The nonclinical phase includes safety testing to prepare an Investigational New Drug ("IND") application for submission to the FDA. The IND must be allowed to go into effect by the FDA before the drug candidate can be initially tested in humans. Once a pharmacologically active molecule is fully analyzed to confirm its potential utility, the initial dosage form for clinical trials is created. An analytical chemistry method is developed to enable reliable quantification. Stability and purity of the formulation are also determined.
Clients work with our nonclinical services group to establish initial pharmacology, pharmacokinetics (“PK”), pharmacodynamics (“PD”) and safety characteristics of the drug candidate. The safety studies range from dose ranging studies, which involve acute safety evaluation of drug candidates to chronic, oncogenicity and reproductive toxicity studies. Dose formulation analysis is provided by our pharmaceutical analysis group. Bioanalyses of blood sampled under these protocols by our bioanalytical services group provide pharmacokinetic and metabolism data that is used with the safety and toxicity information to determine the exposure required to demonstrate toxicity. A no observable adverse effect level is then established for the drug and sets the basis for future safety testing and clinical Phase I studies. Upon successful completion of nonclinical safety studies, an IND submission is made by the sponsor and must be allowed to go into effect by the FDA prior to initiation of human clinical trials.

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
Clients

We provide our services and products to organizations engaged in basic research, biomedical device and pharmaceutical research and development. During the twelve months ended September 30, 2025, we made sales to over 2,200 companies, ranging from emerging biopharmaceutical companies up to some of the largest pharmaceutical companies in the world. We discuss client concentration and geographic information related to our business in Note 4 - Segment and Geographic Information to our consolidated financial statements contained in Part II, Item 8.

Recurring business from existing clients is important to ongoing operations. Our clients’ needs for our services and products increase and decrease depending on the stage of their research activities, so we experience some client turnover. Our business development efforts focus on both expanding existing client relationships and acquiring new clients. Our DSA segment, due to its broad menu of services and flexibility in study design, is well positioned to serve the emerging biopharmaceutical segment during the discovery and development phases. Historically, our RMS segment has maintained stable, long-term relationships with a majority of our clients due to their overarching preference for consistency in the products they use to conduct their studies. However, we are continuing our efforts to cross-sell and expand our client base. We discuss client concentration of revenue in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements contained in Part II, Item 8.

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

Our RMS product contracts are typically short-term in nature and based upon purchase orders submitted by clients to satisfy specific requirements for their research. Pricing is based upon list prices, which are market-adjusted. In addition, prior to Inotiv’s acquisition of Envigo, Envigo entered into a five-year supplier agreement with a key strategic partner that included minimum purchase commitments through the end of the third year of the agreement and preferred pricing (equal to best price extended to similar clients). The contract’s initial term ended during the third fiscal quarter 2024 and was automatically renewed and continues until either party provides notice to terminate. Any termination notice must be provided two years in advance of the desired termination date. At this time, no termination notice has been provided. Contract breeding and colony management service contracts are generally billed as per diems over the contract period.
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
As of September 30, 2025, in addition to our leadership team and scientists, we had 140 employees on our commercial team supporting sales, marketing, client experience, client service and program management for both our DSA and RMS clients. These resources are located in both North America and U.K./Europe to serve major research markets.

Competition
Our two operating segments compete with other businesses, which range in size and capabilities, both financial and operational. In addition to competing companies in both segments, we compete with internal research and development teams at our client companies. There is competition for clients on the basis of many factors, including scientific and technological expertise, quality, reputation, responsiveness, price, scope of product and related service offerings, and geographic presence. Further, specific to the RMS segment, we believe there are significant barriers to becoming a global provider of research models, including the construction of bio-secure barrier production facilities, flexible-film isolator production facilities and the population of these facilities with approximately 250 species and strains of animal models (including over 80 genetically engineered rodent models), which requires years of investment and strict operating procedures.
For DSA, we have many competitors, including two public companies in the U.S. and three public companies in China.
For RMS, there are seven main competitors, including one public company in the U.S., four privately-held companies in the U.S., one government-funded, not-for-profit entity in the U.S., and one privately-held company in Europe.
Industry Support and Animal Welfare
Inotiv is committed to delivering high-level health status and genetic quality, operational performance and client service. High standards of animal welfare are vital to delivering on each of these objectives and are a principal focus of Inotiv. Inotiv is an advocate for implementation of Replacement, Reduction and Refinement (“3Rs”). Members of Inotiv's scientific and technical care staff undertake continuing professional development in the field of laboratory animal science, with special focus on animal welfare and the 3Rs, and they are encouraged to publish and present within the scientific community.

Inotiv has formed internal oversight bodies, including the Institutional Animal Care and Use Committee (IACUC) in the U.S., the Animal Welfare and Ethical Review Body (AWERB) in the U.K., and the Animal Welfare Body (AWB) in the E.U., comprising staff from many disciplines within the DSA and RMS segments, in addition to external representation, to implement applicable regulations and provide strict oversight of animal welfare matters. All of Inotiv’s animal production facilities are accredited by the Association for Assessment and Accreditation of Laboratory Animal Care (AAALAC) International, a private, non-profit, international accrediting organization that promotes the humane treatment of animals in science through voluntary accreditation and assessment programs. Our facilities are also routinely inspected by government agencies tasked with enforcing animal welfare regulations.
Inotiv is firmly committed to the 3Rs and to reducing the number of animals used in research by emphasizing health monitoring and genetic integrity to decrease study data variability. Whenever possible, technological advances, such as new diagnostic tests for screening pathogens in laboratory rodents, micro-sampling and in vitro assays, are used.
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
Further, the FDA Modernization Act 2.0, passed in December 2022, removed certain references to animal testing in the Federal Food, Drug and Cosmetic Act (the "FDCA") to facilitate the broader acceptance of alternatives to animal testing. In April 2025, the FDA published a roadmap to reduce animal testing in preclinical safety studies with scientifically validated new approach methodologies ("NAMs"). Inotiv supports, has invested in, and plans to continue to invest in, the use of NAMs toward the development of efficacious and safe therapies. Currently, some of the services we offer in support of NAMs include computational toxicology, genetic toxicology in bacteria and mammalian cells, and proteomic pathway profiling in human and animal tissues.
Human Capital Management
As of September 30, 2025, we had 1,945 full-time employees and 101 part-time employees. All employees enter into confidentiality agreements intended to protect our proprietary information. We believe that our relations with our employees are good. None of our employees are represented by a labor union. Our performance depends on our ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. We believe that our employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company.
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
Compensation is used to attract, retain, and motivate employees and to reward the achievement of business results through the delivery of competitive pay and discretionary incentive programs. Benefits provide employees with income security and protection from catastrophic loss. We will continue to evaluate and develop affordable, competitive benefit programs that meet these objectives. No one element is more important than any other, and business judgment is used to balance them to ensure our compensation and benefits strategy is effective in supporting our overall business strategy.
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

We are subject to extensive regulatory requirements and are held to related and additional FDA expectations, all designed to ensure the quality and integrity of our data and products and to bioresearch monitoring (BIMO), including government inspections and audits related thereto and clinical trial monitoring. These regulations and related expectations include those promulgated under the FDCA, as amended from time to time, and issued by the FDA in guidances for industry (“GFI”), covering good laboratory practice (“GLP”), current good manufacturing practice (“CGMP”), bioequivalence (“BE”), and good clinical practice ("GCP"). These requirements demand rigorous attention to research; development; safety; manufacturing quality control; employee training; detailed documentation; equipment and computer validation; promotion and advertising; careful tracking of changes and routine auditing of compliance. Noncompliance with these standards could result in disqualification of project data collected by the Company, which would substantially impact our ability to meet our obligations to clients, and, in severe cases, discontinuance of selected operations. The products and services we offer to international clients are also subject to foreign regulatory requirements, which vary from country to country.
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
As a result of the Resolution Agreement and Plea Agreement, a compliance monitor was established, in partnership with the Company, to ensure adherence to all federal Animal Welfare Act and Clean Water Act laws, rules, and regulations, as well as all federal and applicable state and local animal welfare, animal cruelty, water, and sewage laws, rules, and regulations. This also included compliance with Company policies, procedures, and the Resolution Agreement and the Plea Agreement. The compliance monitor collaborates with the Company to oversee the nationwide compliance plan (as defined in the Plea Agreement), ensuring all activities are conducted ethically and in full compliance with the established regulatory framework.
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
Trends Affecting the Drug Discovery and Development Industry
Our services and products are primarily marketed globally to pharmaceutical, medical research and biotechnology companies and institutions (academic and governmental) engaged in drug research and development. The research services industry is highly fragmented among many niche vendors as well as a small number of consolidating larger companies; the latter offer an ever-growing portfolio of start-to-finish pharmaceutical development services. Our services and products may have distinctly different clients (including separate divisions in a single large pharmaceutical company) and requirements. We believe that market trends in the pharmaceutical and biotech industries demonstrate an increasing emphasis towards outsourcing, as companies seek to maintain reduced internal resources in favor of variable cost models that offer high quality and higher accountability alternatives to meet their drug discovery and development needs. We believe that our clients are facing increased pressure to outsource facets of their research and development activities and that the following factors are the main contributors to client outsourcing.
Limited Research Model Availability
Over the last five years, importation of NHPs into the U.S. has decreased, most notably due to China's decision in 2020 to cease the exportation of cynomolgus monkeys, the species most commonly involved in pharmaceutical product development, and further exacerbated in November 2022 by the U.S. Attorney’s Office for the Southern District of Florida ("USAO-SDFL") criminally charging employees of our then-principal supplier of NHPs, along with two Cambodian government officials. These changes to the world supply of a critical research model have resulted in a need to source increased numbers of NHPs from breeding farms principally located in Vietnam and Mauritius Island, with a resultant marked increase in unit pricing. While the cost of NHPs during fiscal 2025 and fiscal 2024 decreased in comparison to fiscal 2023, we believe that the cost of NHPs and the related impact on global supply could limit the ability of small innovator companies to fund the initial safety evaluation of new product candidates, thereby adversely influencing their demand for NHPs from us.
Accelerated Drug Development
Clients continue to demand faster, more efficient, more selective development of an increasing pool of drug candidates. Consequently, our clients require fast, high-quality service in order to make well-informed decisions to quickly exclude poor candidates and increase the speed of development of promising ones. The need for additional development capacity to exploit more opportunities, accelerate development, extend market exclusivity and increase profitability drives the demand for outsourced services.
Outsourcing Trends for New Drug Candidates

The time and cost required to develop a new drug or device candidate have generally increased. Many small and virtual pharmaceutical and biotechnology companies do not have sufficient internal resources to pursue development of new drug candidates on their own. Consequently, these companies are looking to the drug discovery and development services industry for cost-effective, innovative and rapid means of developing new drugs. Looking to the future, as we continue to explore how we can better support our clients, and their development of novel medicines going forward, we have embarked on a program to standardize the capture of data generated in discovery, safety, and clinical studies. The goal of this program is to structure our data in a way that, in the future, may allow an AI approach to integrate them to find correlations between discovery and safety data, and clinical outcomes that can innovate and accelerate our translational medicine offering.

Cost Pressures of Introducing New Drugs
Market forces, healthcare reform and other governmental initiatives place significant pressures on pharmaceutical and biotechnology companies to reduce drug prices. In addition, increased competition as a result of patent expiration, market acceptance of generic drugs, and governmental and privately managed care organization efforts to reduce healthcare costs have added to drug pricing pressures. The pharmaceutical industry has responded by consolidating, streamlining operations, decentralizing internal discovery and development processes and minimizing fixed costs. In addition, increased pressures to differentiate products and justify drug pricing are resulting in an increased focus on healthcare economics, safety monitoring and commercialization services. Moreover, pharmaceutical and biotechnology companies are attempting to increase the speed and efficiency of internal new drug discovery and development processes.
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
Biotechnology Industry and Virtual Drug Company Growth
The U.S. biotechnology industry has grown rapidly over the last two decades and has emerged as a key client segment for the drug discovery and development services industry. In recent years, this industry has generated significant numbers of new drug candidates that will require development and regulatory approval. Many biotechnology drug developers do not have sufficient in-house resources to conduct early stage drug development. Numerous new companies choose only to carry a product to a development stage sufficient to attract a partner who will provide funding for later stages of clinical trials, manufacturing and marketing. Because of the time and cost involved, these companies typically rely heavily on CROs to conduct research for their drug candidates.
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
Globalization of the Marketplace
Foreign entities rely on independent development companies like ours with experience in the U.S. to provide integrated services through all phases of product development and to assist in preparing complex regulatory submissions. Domestic drug entities are broadening product availability globally, which increases demand for local regulatory approval. We believe that we and other domestic service providers with global reach, established regulatory expertise, and a broad range of integrated development services and products will benefit from this trend.
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

Robert W. Leasure, Jr., age 66, joined the Company as President and Chief Executive Officer on January 12, 2019. Mr. Leasure serves as the managing partner and president of LS Associates LLC (“LS”), a management and turnaround firm formed in 2002. From September 2016 until Mr. Leasure’s employment, the Company engaged LS as a financial consultant. Mr. Leasure’s experience working with management teams in areas including strategic planning and implementation, problem solving, operations, mergers and acquisitions and financial transactions, and in particular Mr. Leasure’s experience leading the Company’s turnaround and subsequent growth, well situate him for his role as President and Chief Executive Officer and as a director. Mr. Leasure’s current term on the board expires at the 2028 Annual Meeting of Shareholders.

John E. Sagartz, DVM, Ph.D., DACVP, age 59, joined the Company as part of the Company’s acquisition of Seventh Wave Laboratories on July 2, 2018. Following the acquisition, Dr. Sagartz has served as the Company’s Chief Strategy Officer and joined Inotiv’s Board of Directors to help guide strategy in order to provide broader solutions and greater scientific expertise to the Company’s clients. Dr. Sagartz began his career as a toxicologic pathologist at Searle/Monsanto in 1996, and held positions of increasing responsibility as section head, director, preclinical development site head, and fellow, following Monsanto’s merger with Pharmacia. After Pfizer’s acquisition of Pharmacia in 2003, Dr. Sagartz founded Seventh Wave Laboratories where he served as President and Chief Executive Officer, and Chief Strategy Officer. Dr. Sagartz is an adjunct associate professor of Comparative Medicine at St. Louis University’s College of Medicine and serves on the Board of Directors of the National Association for Biomedical Research. He received his Bachelor of Science and Doctor of Veterinary Medicine degrees from Kansas State University and, after completing residency training in anatomic pathology, earned his Doctor of Philosophy from The Ohio State University. Dr. Sagartz has the education and experience to provide strategic insight and industry knowledge to serve as Chief Strategy Officer for the Company and serve as a director. Dr. Sagartz’s current term on the board expires at the 2027 Annual Meeting of Shareholders.

Beth A. Taylor, age 60, joined the Company as Chief Financial Officer on March 9, 2020. Prior to joining the Company, Ms. Taylor held financial positions of Vice President of Finance and Chief Accounting Officer at Endocyte, Inc., a biopharmaceutical company, from 2011-2019, VP of Finance and Corporate Controller at Author Solutions, Inc., Harlan Laboratories, Inc. and Republic Airways Holdings and Finance Director at Rolls-Royce Corporation. Ms. Taylor started her career in audit assurance with Deloitte and received a B.S. in Accounting from Kelley School of Business, Indiana University in Bloomington, Indiana.

Brennan Freeman, age 38, joined the Company as Corporate Controller on July 12, 2021. On October 25, 2022, the Board of Directors appointed Mr. Freeman as Vice President – Finance and Corporate Controller of the Company. Mr. Freeman also serves as the Company’s principal accounting officer. Mr. Freeman began his career at Ernst & Young LLP, where he held various positions, including most recently as Manager – Global Life Sciences Assurance Resident from July 2018 to September 2018, Senior Manager – Global Life Sciences Assurance Resident from October 2018 – June 2020 and Senior Manager – Assurance Services from July 2020 – July 2021 and received a Bachelor of Science in Business, majoring in Finance & Accounting from Indiana University/Purdue University Indianapolis, Indiana

Jeff Krupp, age 54, joined the Company as Senior Vice President, Human Resources, on March 28, 2022. Mr. Krupp was appointed Chief Human Resources Officer of the Company effective January 17, 2023. Prior to his tenure with the Company, Mr. Krupp served as Vice President, Human Resources at Dover Corporation, a diversified global manufacturer, from 2021 to 2022. From 2012 to 2020, he held pivotal senior-level roles at Wabash National Corporation, including Vice President, Talent Management; Vice President, Human Resources & Global Manufacturing; and Vice President, Human Resources. Mr. Krupp's extensive career in Human Resources spans over two decades, also encompassing significant roles at Masco Corporation as Director, Human Resources, from 2007 to 2012, and at Commercial Vehicle Group, from 2002 to 2007, in the same capacity. He embarked on his 27-year journey in Human Resources with Magna International in 1998. Mr. Krupp holds a Master of Business Administration degree from Anderson University and a Bachelor of Science degree from Tennessee Wesleyan University.

John Gregory Beattie, age 59, joined the Company in February 2021 as the Chief Operating Officer. Prior to joining the Company, Mr. Beattie held Corporate Vice President positions at Charles River Laboratories, a contract research organization, where he led business units within all three of their segments. In these roles, Mr. Beattie was responsible for driving operational performance. Mr. Beattie holds a Bachelor of Science degree in Biology from McGill University, a Master of Science degree in Experimental Health Sciences from Université du Quebéc, a Master of Business Administration degree from the Quantic School of Business and Technology and graduated from the Kellogg Management Institute program at Northwestern University.

Andrea Castetter, age 48, joined the Company as Senior Vice President - General Counsel and Corporate Secretary on October 23, 2023. On June 4, 2024, the Board of Directors appointed Ms. Castetter as Senior Vice President - General Counsel, Corporate Secretary and Chief Compliance Officer and, subsequently, on May 21, 2025, she was appointed Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer. Prior to joining Inotiv, Ms. Castetter served most recently as Associate Vice President, Chief Operating Officer - Legal for Eli Lilly and Company, a global pharmaceutical company, and in other progressive roles with Eli Lilly and Company for 23 years, including as Assistant General Counsel-Information Technology, Information Security, Cybersecurity, Privacy, and Insider Threat; Patent Counsel; and Biologist. Ms. Castetter received her Juris Doctor degree from Indiana University Robert H. McKinney School of Law, and her Bachelor of Science degree from Butler University.

Adrian Hardy, Ph.D., age 55, joined the Company as a part of the acquisition of Envigo on November 5, 2021. Following the acquisition, Dr. Hardy served as the Company’s Executive Vice President. On June 4, 2024, Dr. Hardy was appointed as the Chief Commercial Officer. Prior to joining Inotiv, Dr. Hardy held the title of Envigo’s Chief Executive Officer from 2016 to 2021, Envigo’s Chief Operating Officer from 2014 to 2016 and prior to 2014, Dr. Hardy held global leadership roles for Envigo in strategy, operations, business development, sales, corporate development, and strategic marketing. Prior to joining Envigo, he also spent three years in product management for a subsidiary of Novartis. Dr. Hardy received his Bachelor of Science degree in Human Biology from King’s College, University of London and received his doctorate in Developmental and Molecular Biology from University College, University of London.

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

All dollar amounts shown within this Part I, Item 1A are presented in thousands.

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

During the fiscal year ended September 30, 2025, revenue and operating loss were $513,024 and $30,902, respectively, as compared to $490,739 and $86,406, respectively, in the fiscal year ended September 30, 2024. The Company had negative operating cash flows, operating losses and net losses in both years. As of September 30, 2025, the Company has cash and cash equivalents of $21,741 and access to a $15,000 revolving credit facility, which had a $3,000 balance outstanding as of September 30, 2025. The Company was in compliance with its financial covenants under its Credit Agreement as of September 30, 2025. If the Company's results of operations in the twelve months following the date of this report do not improve relative to its fiscal 2025 results, the Company will be at risk of non-compliance with its financial covenants under its Credit Agreement. Further, the Company's Term Loan Facility, Delayed Draw Term Loan and Incremental Term Loans mature in the next 12 months. Management's fiscal 2026 annual operating plan forecasts noncompliance with its financial covenants under the Credit Agreement.

If at any time in the twelve months following the date of this report, the Company fails to comply with its financial covenants which remains unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings (which include the term loans) plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indentures governing the Company's Convertible Senior Notes (the "Notes") and the Company's 15.00% Senior Secured Second Lien PIK Notes due 2027 (the "Second Lien Notes") which, if not cured within 30 days following notice of such default from such trustees or holders of 25 percent of the Notes and from the trustee or holders of 30 percent of the Second Lien Notes, would permit the trustee or such holders to accelerate the Notes and the Second Lien Notes. If the loans under the Credit Agreement, the Notes and the Second Lien Notes are accelerated, the Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans, outstanding Notes, outstanding revolving credit facility balance, and outstanding Second Lien Notes in the next twelve months. Additionally, access to the revolver would be restricted and such funds would not be available to pay for any operating activities.

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

Throughout our history, we have experienced periods of financial losses and financial hardship. Our current efforts may not result in profitability, or if our efforts result in profits, such profits may not continue for any meaningful period of time. In order to finance various acquisitions, expand certain facilities, resolve certain legal matters, and support our operations, we have significantly increased our leverage. For the fiscal year ended September 30, 2025, the Company had both an operating loss and a net loss, and may continue to experience losses in the future. Sustained losses may result in our inability to service our financial obligations as they come due, to comply with the financial covenants under our Credit Agreement, or to meaningfully invest in our business.

We have significant indebtedness, which may impair our ability to raise capital or impact our ability to service our debt.

We have significant indebtedness, which may impair our ability to raise capital, including to expand our business, pursue strategic investments, and take advantage of financing or other opportunities that we believe to be in the best interests of the Company and our shareholders. Our senior term loans, of which the outstanding balance as of September 30, 2025 was $268,654, will mature on November 5, 2026. The Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans, outstanding Notes, outstanding revolving credit facility balance and outstanding Second Lien Notes in the next twelve months. Further, the Credit Agreement will terminate on the maturity date, with any outstanding amounts under the revolving credit facility becoming due on that date and no further borrowings will be able to be made under the Credit Agreement.

Our ability to make scheduled payments of the principal (including at maturity), to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, curtailing spend, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness depends on numerous factors, including the debt market, the capital markets and our financial condition at such time. Our level of indebtedness may also impact our ability to service our debt, repay our debt at maturity and to comply with financial covenants and the other terms of our relevant credit arrangements, in which case our lenders might pursue available remedies up to and including terminating our credit arrangements and foreclosing on available collateral.

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

Management's fiscal 2026 annual operating plan forecasts noncompliance with its financial covenants under the Credit Agreement. Our inability to comply with any of the provisions of the Credit Agreement could result in a default under it. If at any time in the twelve months following the date of this report the Company fails to comply with its financial covenants which remains unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings (which include the term loans) plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indentures governing the Notes and the Company's Second Lien Notes which, if not cured within 30 days following notice of such default from such trustees or holders of 25 percent of the Notes and from the trustee or holders of 30 percent of the Second Lien Notes, would permit the trustee or such holders to accelerate the Notes and the Second Lien Notes. If the loans under the Credit Agreement, the Notes and the Second Lien Notes are accelerated, the Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans, outstanding Notes, outstanding revolving credit facility balance and outstanding Second Lien Notes in the next twelve months.

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

If there were an event of default under our Credit Agreement, all amounts outstanding under that agreement, including the senior term loans and revolving credit facility, as well as the Notes and the Second Lien Notes could be due and payable immediately, which would have an adverse impact on our business, financial condition and results of operations. An event of default may occur should our assets or cash flow be insufficient to fully repay borrowings under our Credit Agreement, whether paid in the ordinary course or accelerated, or if we are unable to maintain compliance with relevant obligations thereunder, including financial and other covenants. Various risks and uncertainties may impact our ability to comply with our obligations under the Credit Agreement.

Management's fiscal 2026 annual operating plan forecasts noncompliance with its financial covenants under the Credit Agreement. Our inability to comply with any of the provisions of the Credit Agreement could result in a default under it. If at any time in the twelve months following the date of this report the Company fails to comply with its financial covenants which remains unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings (which include the term loans) plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indentures governing the Notes and the Company's Second Lien Notes which, if not cured within 30 days following notice of such default from such trustees or holders of 25 percent of the Notes and from the trustee or holders of 30 percent of the Second Lien Notes, would permit the trustee or such holders to accelerate the Notes and the Second Lien Notes. If the loans under the Credit Agreement, the Notes and the Second Lien Notes are accelerated, the Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans, outstanding Notes, outstanding revolving credit facility balance and outstanding Second Lien Notes in the next twelve months.

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

For the fiscal year ended September 30, 2025, the Company had negative operating cash flows, operating losses and net losses. As of September 30, 2025, the Company has cash and cash equivalents of $21,741 and access to a $15,000 revolver, which had a $3,000 balance outstanding as of September 30, 2025. If the Company's results of operations in the twelve months following the date of this report do not improve relative to fiscal 2025 results, the Company will be at risk of non-compliance with its financial covenants under its Credit Agreement. Further, the Company's Term Loan Facility, DDTL and Incremental Term Loans mature in the next 12 months.

Management's fiscal 2026 annual operating plan forecasts noncompliance with its financial covenants under the Credit Agreement. If at any time in the twelve months following the date of this report, the Company fails to comply with its financial covenants which remains unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings (which include the term loans) plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indentures governing the Notes and the Second Lien Notes which, if not cured within 30 days following notice of such default from such trustees or holders of 25 percent of the Notes and from the trustee or holders of 30 percent of the Second Lien Notes, would permit the trustee or such holders to accelerate the Notes and the Second Lien Notes. If the loans under the Credit Agreement, the Notes and the Second Lien Notes are accelerated, the Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans, outstanding Notes, outstanding revolving credit facility balance and outstanding Second Lien Notes in the next twelve months. Additionally, access to the revolver would be restricted and such funds would not be available to pay for any operating activities.

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

Our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of September 30, 2025 and as of prior dates due to material weaknesses in internal control over financial reporting. If we are unable to remediate these material weaknesses and maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

Our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of September 30, 2025, 2024 and 2023 due to material weaknesses in internal controls, as described further in Part III, Item 9A – Controls and Procedures.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Although we have taken and continue to take, steps to remediate the material weaknesses, as of September 30, 2025, they have not been remediated and there is no assurance that any remediation efforts will ultimately have the intended effects.

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

Risks Related to NHP Supply and Demand

Our business, results of operations, financial condition, including the carrying value of certain of our assets, and cash flows have been, and may continue to be, adversely affected by our dependence on the importation of non-human primates ("NHPs") from suppliers located outside the U.S., particularly from certain countries in Southeast Asia and Africa, legal issues related to these suppliers, increased costs associated with trade and economic factors, including tariffs, and any inability to diversify our suppliers located outside the U.S.

Our business, results of operations, financial condition, including the carrying value of certain of our assets, and cash flows have and may continue to be adversely affected by our dependence on NHP suppliers that are located outside the U.S. and difficulties in being able to diversify our suppliers located outside the U.S.
The number of NHP suppliers located outside the U.S. is limited. If we are unable to obtain NHPs in sufficient quantities of the required species or in a timely manner to meet the needs of our clients, if the price of NHPs that are available increases significantly, or if we are unable to ship the NHPs in our possession to our clients because of governmental restrictions or limitations, our business, particularly in our RMS segment, will be materially adversely affected. Conversely, if the number of NHP suppliers which export to the U.S. were to increase, this could impact the pricing environment for NHPs, make it difficult to predict results, lead to variability in volumes and require us to adjust operations.
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
Our imported NHPs were subject to tariffs ranging from 10% to 20% during fiscal 2025. These tariffs were required to be paid within 30 days of import, which is a shorter timeframe than the average NHP research model inventory turnover. As a result, payment of tariffs negatively impacted the Company's cash flows during fiscal 2025 and is expected to impact the Company's cash flows in the future. The current and future applicable tariff percentages are based on the country of origin of the imported NHPs. Further, there continues to be a risk of additional and/or increased tariffs in connection with ongoing geopolitical and other factors. Our attempts to mitigate the financial impacts of the additional tariff costs may not be successful in the desired timeframe or at all. Should additional and/or increased tariffs be put into place and exist for some time, our business, financial condition, cash flows and results of operations could be materially adversely affected by the additional costs to us and/or by our clients' prioritization of studies and our suppliers' prioritization and allocation of their supply going forward.

Our sales of NHPs have decreased significantly in recent periods, which adversely affected our business, financial condition and results of operations, and this trend may continue.

The preclinical research industry faced challenges and volatility resulting from the USAO-SDFL criminally charging employees of our then-principal supplier of NHPs in November 2022, and the subsequent decline in imports of Cambodian NHPs to the U.S. beginning in late 2022. The decrease in overall NHP supply drove an increase in NHP pricing in fiscal 2023. During fiscal 2024, both the cost of obtaining and the sale price of NHPs decreased. Further, during certain periods presented within this Annual Report on Form 10-K, we believe some NHP customers may have been working towards reducing some owned inventory and aligning their NHP purchases more closely with their immediate needs rather than purchasing historical levels of NHPs. We also believe the decreased U.S. NHP supply caused some studies to be shifted outside of the U.S.

In recent years, the Company's RMS segment revenue has experienced volatility. If the Company’s results of operations in the twelve months following this report do not improve relative to its fiscal 2025 results do not increase, it would have an adverse effect on the Company’s business financial condition and results of operations, and could result in non-compliance with the financial covenants under the Company’s Credit Agreement, as discussed elsewhere in this “Risk Factors” section.

Risks Related to Technology and Cybersecurity

We have experienced and are at risk of further cyber-attacks or other security breaches that could compromise sensitive business information and personal information of employees, clients and others, undermine our ability to operate effectively and expose us to liability, which could cause our business and reputation to suffer.

Cyber-attacks or security breaches have in the past, and may again in the future, compromise confidential information of ours, our employees, our clients and others, cause a disruption in our operations, harm our reputation and expose us to liability, which in turn could negatively impact our business and the value of our common shares. For example, on August 8, 2025, we became aware of a cybersecurity incident affecting certain of our systems and data (the “2025 Cybersecurity Incident”). The forensic investigation of the 2025 Cybersecurity Incident determined that between approximately August 5-8, 2025, a threat actor gained unauthorized access to the Company’s systems and may have acquired certain data. The Company is in the process of providing notifications regarding the 2025 Cybersecurity Incident in accordance with applicable legal obligations. While we have identified the likely scope of the incident, the full operational and financial impacts are still being evaluated. Accordingly, we have not yet determined whether the 2025 Cybersecurity Incident is reasonably likely to have a material impact on the Company. There can be no assurance that the 2025 Cybersecurity Incident will not have adverse financial, client-related, employee-related and reputational impacts which may expose us to additional liability.

As a routine element of our business, we collect, analyze, and retain substantial amounts of data pertaining to the clinical and non-clinical studies we conduct for our clients. We also maintain other sensitive client information, information regarding intellectual property related to certain of our products and other business-critical information, including personally identifiable information of our employees. Our employees, some of whom have access to such information, have and will likely continue to receive “phishing” e-mails intended to trick recipients into surrendering their usernames and passwords and/or inadvertently installing malicious software onto their computers or networks they are connected to. We cannot completely protect against the possibility that sensitive information may be accessed, publicly disclosed, lost or stolen, via phishing attempts or other circumstances. In addition, cybersecurity threats continue to evolve and become more sophisticated, including through the use of artificial intelligence driven social-engineering and ransomware techniques, which may increase the likelihood or severity of future incidents.

We utilize cybersecurity technologies, processes and practices which are designed to protect our networks, computers, programs and data from attack, damage or unauthorized access, but they may not be effective or work as designed, as was the case with the 2025 Cybersecurity Incident. Our contracts with our clients typically contain provisions that require us to keep confidential the information generated from our studies. A cyber-attack could result in a breach of those provisions or other negative outcomes, including legal claims or proceedings, investigations, potential liabilities under laws that protect the privacy of personal information, delays and other impediments to our clients’ discovery and development efforts, ransomware demands and related delays, damage to our reputation and a negative impact on our financial results and the value of our common shares. In some cases, a cybersecurity incident may also lead to governmental investigations, litigation or reputational harm, any of which could have an adverse effect on our business, financial condition or results of operations. For example, following the 2025 Cybersecurity Incident, we were named as a defendant in three putative class action lawsuits relating to the 2025 Cybersecurity Incident pending in the United States District Court for the Northern District of Indiana (collectively the "Privacy Class Actions"), each of which seeks monetary and injunctive relief. Depending on future developments, we could face additional claims, governmental investigations or enforcement actions, and other related costs and expenditures, any of which could have an adverse effect on our business, financial condition or results of operations. Our coverage related to our insurance policies, which includes cybersecurity, might not be adequate to compensate us for all losses that may occur.
Refer to Note 15 - Contingencies and Commitments in Part II, Item 8 for further discussion of the 2025 Cybersecurity Incident and the Privacy Class Actions.
Hardware or software failures, delays in the operations of our computer and communications systems or the failure to implement system enhancements have in the past, and could in the future, harm our business.

We operate large and complex computer systems that contain significant amounts of client data. Our success depends on the efficient and uninterrupted operation of our computer and communications systems. A failure of our network or data gathering procedures, including as a result of the 2025 Cybersecurity Incident or similar future incidents, have in the past, and could in the future, impede the processing of data, delivery of databases and services, client orders, product shipments and day-to-day management of our business and have in the past, and could in the future, result in the corruption or loss of data. While we have disaster recovery plans in place for our operations, they might not adequately protect us. Damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our facilities could result in interruptions in the flow of data to our servers and from our servers to our clients. In addition, failure by our computer environment to provide our required data communications capacity has in the past, and could in the future, result in interruptions in our service. In the event of a delay in the delivery of data, we could be required to transfer our data collection operations to an alternative provider of server hosting services, which may not be available on terms favorable to us or on a timely basis, and could result in delays in our ability to deliver our products and services to our clients. Additionally, significant delays in the planned delivery of system enhancements, improvements and inadequate performance of the systems once they are completed could harm our business. Finally, long-term disruptions in our computer and communications infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism, particularly involving cities in which we have offices, could adversely affect our businesses. Our coverage related to our insurance policies, which includes cybersecurity, might not be adequate to compensate us for all losses that may occur.
Risks Related to Regulation and Legal Matters

We are involved in legal proceedings that could adversely affect our business, financial condition, and results of operations.

We are involved in legal proceedings related to various matters, including employment, privacy and securities litigation, including purported class actions, and may become involved in other legal proceedings that arise from time to time in the future.

For further information, see Note 15 - Contingencies and Commitments to the consolidated financial statements contained in Part II, Item 8.

Any claims against us, whether meritorious or not, can be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention, divert significant resources, and require the payment of significant amounts through judgments or settlements. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate and subject to change. Litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. Given the uncertain nature of legal proceedings generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome. We could incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.

We are subject to inspections, investigations and enforcement actions by regulatory authorities, which could lead to penalties, including substantial fines, warning letters, a temporary restraining order or injunction, civil and/or criminal penalties, and/or license suspension or revocation.

We are subject to periodic inspections by regulatory authorities, including the FDA, the USDA and the U.S. Fish and Wildlife Service. As part of these inspections, the regulatory authorities seek to determine whether our facilities, operations and animal research model importation practices comply with applicable laws and regulations. Adverse findings as a result of these inspections have led, and in the future could lead, to enforcement actions, including substantial fines, warning letters that require corrective action (including facilities improvement requirements), revocation of approvals, exclusion from future participation in government healthcare programs, criminal prosecution and even the denial of the right to conduct business. For further information, see Note 15 - Contingencies and Commitments to the consolidated financial statements contained in Part II, Item 8.

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

For further information, see Note 15 - Contingencies and Commitments to the consolidated financial statements contained in Part II, Item 8.

Any failure by us or our partners to comply with existing regulations or requirements could harm our reputation and operating results, and we could face substantial penalties and sanctions. Requirements to comply with new laws, regulations and guidance may have an adverse effect on our financial condition and results of operations.

Our operations in the United States are subject to various U.S. federal and state laws and regulations that govern, among other things, the manner in which we provide our products and services. Any failure on our part, or the part of partners, to comply with existing regulations or requirements could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. For example, if we were to fail to properly monitor compliance with study protocols, the data collected could be disqualified. Under such circumstances, we may be contractually required to repeat a study at no further cost to the client, but at substantial cost to us. That development would harm our reputation, our prospects for future work and our operating results. The issuance of a notice from the FDA or the USDA, or other relevant authorities, based on a finding of a material violation by us of good clinical practice, good laboratory practice or good manufacturing practice requirements, animal welfare laws and regulations, or other applicable regulations or requirements could materially and adversely affect our business and financial performance, including fines or sanctions, debarment and/or permit and/or license suspension or revocation. Furthermore, the cost to comply with new federal or state legislation or regulations may adversely affect our operating results.

Efforts to ensure that our business will comply with applicable laws, including healthcare laws and regulations, may involve substantial costs. In addition, the healthcare and other laws applicable to our business may change or be amended, and it is possible that governmental and enforcement authorities will conclude that our business practices do not comply with current or then-existing legal requirements. We may not properly interpret certain requirements or fail to timely report activities, when required. If any such actions are instituted against us, and we are not successful in defending ourselves, those actions could have a material impact on our business.

For further information on these and other actions, see Note 15 - Contingencies and Commitments to the consolidated financial statements contained in Part II, Item 8.

Changes in government regulation or practices relating to the pharmaceutical, biotechnology and medical device industries could reduce demand for our services and products.

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

For example, the FDA Modernization Act 2.0, passed in December 2022, removed certain references to animal testing in the FDCA to facilitate the broader acceptance of alternatives to animal testing. In April 2025, the FDA published a roadmap to reduce animal testing in preclinical safety studies with scientifically validated new approach methodologies. It is unpredictable whether and when any changes related to animal testing alternatives will occur, and a shift away from animal research could negatively impact our business, operations, or financial condition if we are unable to implement acceptable alternatives, or if they do not deliver comparable financial results, even if implemented.

If we fail to comply with data privacy and security laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Many U.S. and foreign jurisdictions have passed, or are currently contemplating, a variety of data privacy and cyber and data security laws and regulations. For example, U.S. Department of Health and Human Services regulations under the HIPAA demand compliance with patient privacy and confidentiality requirements. We are also subject to federal, state and international data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, location, disposal and protection of health-related and other personal information, including that of employees. In addition to U.S. federal laws and regulations, a number of U.S. states have also enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information. Internationally, virtually every jurisdiction in which we operate has established its own data privacy and security legal framework with which we must comply.

The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving as countries continue to adopt privacy and data security laws that may apply to us, both because our operations are located in those countries and/or because we provide services to customers in those countries. The interpretation and enforcement of the laws and regulations described above are uncertain and subject to change, and may require substantial costs to monitor and implement compliance with any additional requirements. Failure to comply with U.S. and international data protection laws and regulations, and the disclosure of any data or related breach, could result in government enforcement actions (which could include substantial civil and/or criminal penalties and injunctive relief), private litigation and/or adverse publicity. For example, we are in the process of providing notifications regarding the 2025 Cybersecurity Incident in accordance with applicable legal obligations. Further, following the 2025 Cybersecurity Incident, we were named as a defendant in the Privacy Class Actions, each of which seeks monetary and injunctive relief. Depending on future developments, we could face additional claims, governmental investigations or enforcement actions, and other related costs and expenditures, any of which could have an adverse effect on our business, financial condition or results of operations.

Changes in funding or disruptions at the U.S. Food and Drug Administration (the “FDA”) and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, authorized or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could adversely impact our business.

The ability of the FDA to review and provide marketing authorization for new products or changes to existing products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, federal government shutdowns, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Decreases in government funding of research and development, including any reductions in funding to the NIH, may impact our business, as could changes in government programs that provide funding to research institutions and companies, including changes in the amount of funds allocated to different areas of research or changes that have the effect of increasing the length of time of the funding process. Disruptions at the FDA and such other agencies may also slow the time necessary for new products, or modifications to authorized products, to be reviewed and/or authorized by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, during the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could adversely affect our business.

Risks Related to our Operations
We rely on a limited number of key clients, the importance of which may vary dramatically from year to year, and a loss of one or more of these key clients may adversely affect our operating results.
One client related to the RMS segment accounted for approximately 16.6%, 15.9% and 22.0% of our total revenue during fiscal years 2025, 2024 and 2023, respectively. The loss of a significant amount of business from one or more of our major clients would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant clients or projects in any one period may not continue to be significant clients or projects in other periods. In any given year, there is a possibility that a single client may account for a significant percentage of our total revenue or that our business may depend on one or more large projects. Since we do not have long-term contracts with most of our clients, the importance of a single client may vary dramatically from year to year as projects end and new projects begin. To the extent that we are meaningfully dependent on any single client, we are indirectly subject to risks related to that client, including if such risks impede the client’s ability to stay in business or otherwise to make timely payments to us.
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
If disease or contamination occurs in our animal population, it typically requires remediation and cleanup activities that are costly and time consuming. In certain circumstances, it can require extended quarantine periods or temporary or permanent closure of an affected facility. We have experienced such closures in the past and may do so again in the future.
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
A majority of our contracts for contract research services are terminable by the client upon 30 days’ notice and these clients terminate or delay their contracts for a variety of reasons. Further, in general, our clients order research models on an as-needed basis. The size and frequency of those orders can be reduced or eliminated with little or no notice.
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
To manage growth effectively, we must continually evaluate and evolve our organization. We must also manage our employees, operations, finances, technology and development and capital investments effectively. Our efficiency, productivity and the quality of our products and services may be adversely impacted if we do not integrate and manage growth effectively, or if we fail to appropriately coordinate across our organization.
Our growth may place a strain on our resources, infrastructure and ability to maintain the quality of our products and services. You should not consider our past growth as indicative of future performance. Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our operating results and financial condition.
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
During the fiscal years ended September 30, 2025, 2024 and 2023, revenues generated by our facilities outside the U.S. were 12.7%, 14.6% and 15.7%, respectively, of consolidated revenues. As a result of these sales from foreign entities and facilities located outside the U.S., our operations are subject to a variety of risks unique to international operations, including the following:
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

As part of our merger and acquisition due diligence, we utilize information provided by relevant sellers. As is true with any merger and acquisition transaction, we may not be aware of all liabilities, or the full magnitude of liabilities, of the acquired business at the time of acquisition. Potential incremental liabilities and additional risks and uncertainties related to our recent or future acquisitions not known or fully appreciated by us could negatively and materially impact our future business, financial condition and results of operations. For example, we have been the subject of a number of investigations, lawsuits, claims and other matters described in Note 15 - Contingencies and Commitments included in Part II, Item 8, that relate to the businesses and operations we acquired through the acquisitions of Envigo, OBRC and others.

We may fail to realize anticipated strategic and financial benefits from acquisitions, related integrations and our site optimization strategy.

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
Our Second Amended and Restated Articles of Incorporation and Fourth Amended and Restated Bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common shares, harm the market price of our common shares, and diminish the voting and other rights of the holders of our common shares. These provisions include:
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

Risks Related to the Industries we Serve

Some of our clients and contracts depend on government funding of research and development, and a reduction in that funding may adversely affect our business.

A significant portion of our sales are derived from clients at academic institutions and research laboratories whose funding is partially dependent on funding from government sources, including the National Institutes of Health and U.K./E.U. equivalents. Such funding can be difficult to forecast as government research and development funding is subject to political and budgetary uncertainties, which can delay client purchases or reduce demand for our products and services. Our sales may be adversely affected if our clients delay projects, studies or purchases as a result of uncertainties surrounding the approval of government budget proposals. There can be no certainty that government research funding that is approved will be directed towards projects and studies that involve use of our products and services. Direct cuts to agency budgets or shifts in funding priorities away from areas using our offerings have in the past, and could in the future, negatively affect our business, revenue and financial results.

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

Implementation of healthcare reform legislation, such as certain provisions of the Inflation Reduction Act, may have certain benefits, but also may contain costs that could limit the profits that can be made from the development of new drugs. This could adversely affect research and development expenditures by pharmaceutical and biotechnology companies, which could in turn decrease the business opportunities available to us both in the U.S. and abroad. In addition, new laws or regulations may create a risk of liability, increase our costs or limit our service offerings. Furthermore, if the practices of health insurers were to change with respect to reimbursements for pharmaceutical products, our clients may spend less or reduce their growth in spending on research and development.

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

Our organization employs a comprehensive process to oversee and identify cyber threats associated with third-party service providers. For critical systems that handle confidential data, we conduct annual third-party security reviews to evaluate and mitigate potential risks. These reviews include a multifaceted approach combining security questionnaires, in-depth manual assessments of vendor security practices, and automated rating systems to assess vendors' cybersecurity postures. We also maintain an incident response plan that coordinates internal teams and third-party providers to triage, investigate, escalate, contain, remediate and recover from incidents, and to meet applicable legal and contractual obligations.

The forensic investigation of the 2025 Cybersecurity Incident is complete and determined that between approximately August 5-8, 2025, a threat actor gained unauthorized access to the Company’s systems and may have acquired certain data. While we have identified the likely scope of the incident, the full operational and financial impacts are still being evaluated. Accordingly, we have not yet determined whether the 2025 Cybersecurity Incident is reasonably likely to have a material impact on the Company. Further, we are subject to ongoing risks from cybersecurity threats that could materially affect us, including our business strategy, results of operations, or financial condition, as further described in Item 1A. Risk Factors – Risks Related to Technology and Cybersecurity.
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

Following the 2025 Cybersecurity Incident, management provided briefings to the Audit Committee and the full Board of Directors regarding incident status, operational impacts, response and recovery efforts and enhancements to our security program and business continuity plans.
ITEM 2 – PROPERTIES
As of September 30, 2025, we operate across 22 sites, encompassing 34 owned or leased facilities, predominantly comprised of vivariums and labs spread across four countries, and one manufacturing site in the U.S. Additionally, we have 14 distribution hubs/warehouse facilities across four countries and one administrative office in the U.S. Our facilities are in the U.K. and Europe (approximately 14% of facilities) and in the U.S. (approximately 86% of facilities). Our corporate headquarters is in West Lafayette, Indiana.
We believe that our facilities are adequate for our current operations and that suitable additional space will be available if and when needed, including to the extent necessary to expand operations.
Pursuant to the Credit Agreement and Second Lien Notes, all owned properties are provided as collateral.
ITEM 3 – LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in Note 15 - Contingencies and Commitments to the Consolidated Financial Statements included in Part II, Item 8 of this Report and is incorporated herein by reference.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common shares are traded on The Nasdaq Capital Market under the symbol “NOTV”. Prior to March 22, 2021, our common shares traded on The Nasdaq Capital Market under the symbol “BASi”.
Shareholders
As of November 21, 2025, there were 389 shareholders of record of our common shares. The number of shareholders of record is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
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

The following discussion and analysis focuses on discussion of year-over-year comparisons between fiscal 2025 and fiscal 2024. Discussion of fiscal 2023 results and year-over-year comparisons between fiscal 2024 and fiscal 2023 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 4, 2024.

All dollar amounts (other than per share amounts) in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands, unless otherwise specified.
Business Overview
Inotiv is a leading contract research organization (“CRO”) dedicated to providing nonclinical and analytical drug discovery and development services primarily to the pharmaceutical and medical device industries and selling a range of research-quality animals and diets to the same industries as well as academia and government clients. Our products and services focus on bringing new drugs and medical devices through the discovery and preclinical phases of development and, in certain cases, the clinical phases of development, all while focusing on increasing efficiency, improving data, and reducing the cost of discovering and taking new drugs and medical devices to market. Inotiv is committed to supporting discovery and development objectives as well as helping researchers realize the full potential of their critical research and development projects, all while working together to build a healthier and safer world. We are dedicated to practicing high standards of laboratory animal care and welfare.
We operate across 22 sites, encompassing 34 owned or leased facilities, predominantly comprised of vivariums and labs and spread across four countries and one manufacturing site in the U.S. Additionally, we have 14 distribution hubs/warehouse facilities across four countries and one administrative office in the U.S. Our facilities are in the U.K. and Europe (approximately 14% of facilities) and in the U.S. (approximately 86% of facilities). Our corporate headquarters is in West Lafayette, Indiana.
We have two reportable segments: Discovery and Safety Assessment (“DSA”) and Research Models and Services (“RMS”).
Through our DSA segment, we provide discovery and translational sciences and safety assessment services (including nonclinical development and, in certain cases, clinical development) to support the needs of researchers and clinicians for primarily small molecule drug candidates, as well as biotherapeutics and biomedical devices utilizing both Good Laboratory Practice ("GLP") and non-GLP. Our scientists have skills in histology, pathology, physiology, surgery, analytical chemistry, drug metabolism, pharmacokinetics, and toxicology. Our principal clients range from small start-up biotechnology companies to some of the largest global pharmaceutical companies, whose scientists are engaged in analytical chemistry, drug safety evaluation, drug metabolism studies, pharmacokinetics, clinical trials, and basic research.

Through our RMS segment, we offer access to a wide range of purpose-bred animal research models for basic research and drug discovery and development, specialized models for specific diseases and therapeutic areas, and diet, bedding and enrichment products, all supported by our deep animal husbandry expertise. We have the ability to run selected nonclinical studies directly on-site at closely located research model facilities and provide access to innovative genetically engineered models and services solutions. Our principal clients include biopharmaceutical companies, CROs, and academic and government organizations.

Our business development efforts focus on both expanding existing client relationships and acquiring new clients. Historically, our RMS segment has maintained stable, long-term relationships with a majority of our clients due to their overarching preference for consistency in the products they use to conduct their studies. However, we are continuing our efforts to cross-sell and expand our client base. We believe our DSA segment, due to its broad menu of services and flexibility in study design, is well positioned to serve the emerging biopharmaceutical segment during the discovery and development phases.

Site Optimization and Transportation
During the twelve months ended September 30, 2025, we moved forward with many of our strategic objectives, which include strengthening the Company’s liquidity position, reducing NHP revenue volatility, continuing to focus on client satisfaction and client relationships, and continuing integration efforts. Our December 2024 equity offering provided net proceeds of $27,524. This funding assisted in reducing liquidity risk and allowed us to continue to make strategic long-term decisions, while providing additional operational stability.

In an effort to reduce revenue volatility, we have expanded our NHP client base for calendar year 2025 and have continued to pre-sell our NHP inventory, which helped deliver a more consistent revenue stream in fiscal 2025 as compared to fiscal 2024, and we believe will continue to assist in a more consistent revenue stream for fiscal 2026. In addition, we expect our revenue from our long-term colony management services to continue to increase in calendar year 2026 as compared to calendar year 2025. During the twelve months ended September 30, 2025, we continued to invest in our NHP facilities in order to support our growth initiatives.
Further, in fiscal 2025, we continued to make progress integrating and improving our North American transportation and distribution systems, which we brought in house during fiscal 2024. This has provided an improved client experience and improved our operational efficiency.
Beginning in fiscal year 2022, we have been executing on our restructuring and site optimization plans. These plans included the sale of our Israeli businesses in fiscal year 2023, in addition to the closure and relocation of multiple RMS facilities ("Phase One") by the end of fiscal year 2024. By the end of fiscal year 2025, we believe that, as a result of Phase One and the integration of our North American transportation and distribution systems, we achieved approximately $17,000 to $19,000 in net annual cost savings.
During the first quarter of fiscal 2025, we announced that we would continue our site optimization plan for the RMS business ("Phase Two"). We anticipate that Phase Two will require a capital investment of approximately $6,500, which includes the use of tenant improvement dollars and a portion of a settlement payment we received during March 2025. We also expect that Phase Two will reduce production capacity and create operating efficiencies, while supporting our animal welfare objectives, and provide net annual savings of $6,000 to $7,000. Additionally, we believe Phase Two will allow us to remain agile and to increase capacity in the future, if needed. We are in the process of executing Phase Two, which we plan to complete by March 2026, approximately six months earlier than we originally planned.
In connection with Phase Two, the sale of one U.S. property was completed in June 2025 and the sale of a second U.S. property was completed in September 2025. The net proceeds from the sale in June 2025 were used to repay principal on our term loans, as required by the Credit Agreement (as defined below), during fiscal year 2025, and the net proceeds from the sale in September 2025 were used to repay principal on our term loans, as required by the Credit Agreement, during October 2025.
Refer to Note 10 – Restructuring Costs in our consolidated financial statements contained in Part II, Item 8 for more information related to the site optimizations.
Securities Class Action and Derivative Lawsuits
In order to eliminate the uncertainty, burden, and expense of protracted litigation, on September 25, 2025, we entered into a Stipulation and Agreement of Settlement (the “Proposed Securities Settlement”) to settle the Securities Class Action (as defined in Note 15 - Contingencies and Commitments).

The Proposed Securities Settlement does not assign or reflect any admission of wrongdoing or liability by the Company or the individual defendants, all of whom deny any wrongdoing. While the court preliminarily approved the Proposed Securities Settlement on October 3, 2025, it scheduled a final settlement hearing for January 27, 2026, and as a result, as of the date of this report, the Proposed Securities Settlement is still subject in all respects to court approval and there can be no assurance that the court will approve the Proposed Securities Settlement.

If approved by the court, the Proposed Securities Settlement will fully resolve the Securities Class Action claims against the Company and the individual defendants Robert W. Leasure, Beth A. Taylor, John E. Sagartz, and Carmen Wilbourn. As consideration for the Proposed Securities Settlement, the Company will cause to be paid a cash settlement payment of $8,750 (“Cash Payment”) to the members of the putative class, which is expected to include all persons and entities who purchased or otherwise acquired shares of the Company’s common stock between September 21, 2021 and May 20, 2022 or who held shares of the Company’s common stock and were entitled to vote on matters necessary to effectuate the Company’s acquisition of Envigo RMS, LLC at a special meeting of the Company’s shareholders on November 4, 2021 (subject to certain exclusions). Plaintiff will seek attorneys’ fees and costs, the amount of which will be determined by the court and funded from the Cash Payment.
Also on September 25, 2025, the Company reached an agreement in principle to settle (the "Proposed Derivative Settlement") the Derivative Actions (as defined in Note 15 - Contingencies and Commitments). The Company agreed to the Proposed Derivative Settlement to eliminate the uncertainty, burden, and expense of protracted litigation. The Proposed Derivative Settlement does not assign or reflect any admission of wrongdoing or liability by the individual defendants or the Company as the nominal defendant, all of whom deny any wrongdoing. The Proposed Derivative Settlement is subject in all respects to court approval and there can be no assurance that the court will approve the Proposed Derivative Settlement.
If approved by the court, the Proposed Derivative Settlement will fully resolve the Derivative Actions. The Proposed Derivative Settlement credits the plaintiffs in the Derivative Actions for the fact that the Company will receive $2,490 from certain of its insurers to facilitate the resolution of the Securities Class Action, which amount will be utilized by the Company as part of the Cash Payment to the members of the putative class in the Proposed Securities Settlement. The Proposed Derivative Settlement also involves the institution and maintenance of certain corporate governance measures by the Company. These measures are discussed further in Note 15 - Contingencies and Commitments. Plaintiffs in the Derivative Actions will, in addition, seek attorneys’ fees, the amount of which will not exceed $2,250 and will be subject to court approval. The Company expects any award of attorneys’ fees to be funded by available insurance.
As a result of the amounts included in the Proposed Securities Settlement and the Proposed Derivative Settlement described above, the Company has recorded an $11,000 liability and an insurance recovery receivable of $11,000 as of September 30, 2025.
Refer to Note 15 - Contingencies and Commitments for further discussion of the Securities Class Action and Derivative Lawsuits and the related Proposed Securities Settlement and Proposed Derivative Settlement.

2025 Cybersecurity Incident

On August 8, 2025, we became aware of a cybersecurity incident affecting certain of our systems and data (the “2025 Cybersecurity Incident”). Upon identifying encrypted systems, we took steps to contain, assess, and remediate the cybersecurity incident, including initiating an investigation, engaging external cybersecurity specialists, and restricting access to certain of its systems. We also notified law enforcement. We have restored availability and access to our networks and systems. The forensic investigation of the 2025 Cybersecurity Incident is now complete and determined that between approximately August 5-8, 2025, a threat actor gained unauthorized access to the Company’s systems and may have acquired certain data. The Company is in the process of providing notifications regarding the 2025 Cybersecurity Incident in accordance with applicable legal obligations. While we have identified the likely scope of the incident, the full operational and financial impacts are still being evaluated. Accordingly, we have not yet determined whether the 2025 Cybersecurity Incident is reasonably likely to have a material impact on the Company.

External Factors

We remain attentive to external factors, including tariffs, client research and development funding levels, and the recently announced efforts to accelerate implementation of the FDA Modernization Act 2.0, including a roadmap to reduce animal testing in preclinical safety studies with scientifically validated new approach methodologies, any of which may increase our costs and could continue to drive uncertainty and instability in global markets. Any or all of these external factors could impact both of our segments.

Our imported NHPs were subject to tariffs ranging from 10% to 20% during fiscal 2025. These tariffs were required to be paid within 30 days of import, which is a shorter timeframe than the average NHP research model inventory turnover. As a result, payment of tariffs negatively impacted the Company's cash flows during fiscal 2025 and is expected to impact the Company's cash flows in the future. However, we have and expect to continue to work with suppliers and customers to attempt to mitigate the financial impact of these additional costs. The current and future applicable tariff percentages are based on the country of origin of the imported NHPs. If tariff rates continue to increase, we expect to continue working with suppliers and customers to attempt to mitigate these potential additional costs as the NHPs are mission-critical to the safety testing of new medicines; however, there can be no assurance that we will be successful in any mitigation efforts.

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
Refer to Part I, Item 1A - Risk Factors of this report for further discussion of potential risks associated with tariffs, client research and development funding levels and the implementation of the FDA Modernization Act 2.0.
Consolidated Overview
Revenue for the fiscal year ended September 30, 2025, increased to $513,024 from $490,739 in the fiscal year ended September 30, 2024, due to a $14,458, or 4.7%, increase in RMS revenue primarily driven by higher NHP product and service revenue and a $7,827, or 4.3%, increase in DSA revenue primarily driven by an increase in safety assessment revenue.

Operating loss for the fiscal year ended September 30, 2025 was $30,902, compared to an operating loss of $86,406 in the fiscal year ended September 30, 2024, a decrease of $55,504, which was primarily driven by the change in RMS operating results for the fiscal year ended September 30, 2025 compared to the fiscal year ended September 30, 2024. For the fiscal year ended September 30, 2025, RMS operating income was $20,611, compared to an operating loss of $31,929 for the fiscal year ended September 30, 2024, a change of $52,540. This change was primarily driven by increased RMS revenue discussed above and a decrease in RMS operating expenses (which include selling, general and administrative and other operating expenses) of $38,187. The decrease in operating expenses was primarily driven by the $28,500 charge incurred during the fiscal year ended September 30, 2024 related to the Resolution Agreement and Plea Agreement, which did not repeat during the fiscal year ended September 30, 2025, and a legal settlement of $7,550 that we received during the fiscal year ended September 30, 2025.
Net loss attributable to common shareholders for the fiscal year ended September 30, 2025 decreased to $68,625 from $108,445 in the fiscal year ended September 30, 2024, due primarily to the decrease in operating loss described above.
Net cash used in operations for the fiscal year ended September 30, 2025 was $10,455 compared to $6,805 of net cash used in operations for the fiscal year ended September 30, 2024. Refer to "Liquidity and Capital Resources" below for an analysis of changes.
As of September 30, 2025, the Company had $21,741 in cash and cash equivalents. Total debt, net of debt issuance costs, as of September 30, 2025 was $402,123.

Operational and Capital Resources Highlights during Twelve Months Ended September 30, 2025
•Net book-to-bill ratio for the twelve months ended September 30, 2025 was 1.05x for the DSA services business.
•DSA backlog was $138,197 as of September 30, 2025, up from $129,916 at September 30, 2024.

•We recently engaged Perella Weinberg Partners to provide general financial advisory and investment banking services to assist the Company in exploring potential debt refinancing alternatives.

•In connection with Phase Two of our site optimization plans, we sold two U.S. properties during fiscal year 2025. As required by the Credit Agreement, the net proceeds from the sale in June 2025 were used to repay principal on our term loans, during July 2025 and the net proceeds from the sale in September 2025 were used to repay principal on our term loans during October 2025.

•On August 8, 2025, we became aware of a cybersecurity incident affecting certain of our systems and data (the “2025 Cybersecurity Incident”). We have restored availability and access to the Company’s networks and systems. The forensic investigation of the 2025 Cybersecurity Incident is now complete and determined that between approximately August 5-8, 2025, a threat actor gained unauthorized access to the Company’s systems and may have acquired certain data. The Company is in the process of providing notifications regarding the 2025 Cybersecurity Incident in accordance with applicable legal obligations. While we have identified the likely scope of the incident, the full operational and financial impacts are still being evaluated. Accordingly, we have not yet determined whether the 2025 Cybersecurity Incident is reasonably likely to have a material impact on the Company.
•In closings on December 19, 2024 and December 30, 2024, the Company raised approximately $27,524 in net proceeds from its underwritten public offering of a total of 6,900,000 common shares at a price to the public of $4.25 per share.
Results of Operations by Segment
Below we have provided discussion and analysis of our financial results by reportable segments:
Twelve Months Ended September 30, 2025 Compared to Twelve Months Ended September 30, 2024
DSA

	Twelve Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue	$187,943	$180,116	$7,827	4.3%
Cost of revenue [1]	138,214	127,216	10,998	8.6%
Operating expenses [2]	23,466	26,336	(2,870)	(10.9)%
Depreciation and amortization of intangible assets	17,979	17,865	114	0.6%
Operating income [3]	$8,284	$8,699	$(415)	(4.8)%
Operating income % of total revenue	1.6%	1.8%
Operating income % of segment revenue	4.4%	4.8%
[1] Cost of revenue includes cost of services provided and cost of products sold and excludes depreciation and amortization of intangible assets, which is separately stated
[2] Operating expenses include selling, general and administrative and other operating expenses and exclude depreciation and amortization of intangible assets, which is separately stated
[3] Table may not foot due to rounding
For the twelve months ended September 30, 2025, DSA revenue was $187,943 compared to $180,116 for the twelve months ended September 30, 2024, representing an increase of $7,827, or 4.3%. The increase in DSA revenue was primarily driven by a $6,376 increase in safety assessment services revenue as a result of an increase in biotherapeutic analysis revenue in connection with new business at our Rockville facility, an increase in surgical services revenue and an increase in general toxicology services revenue. The remaining increase in DSA revenue was primarily due to an increase in our discovery and translational science services revenue.
DSA operating income decreased by $415, or 4.8%, primarily due to an increase of $10,998 in cost of revenue, partially offset by the $7,827 increase in revenue noted above and a decrease of $2,870 in operating expenses. The increase in cost of revenue was primarily due to increases in compensation and benefits expense, partially as a result of additional commercial activity at our Rockville facility, research model expense, professional fees, repairs and maintenance expense and utilities expense, among other changes. The decrease in operating expenses primarily related to decreases in bad debt expense and professional fees, partially offset by an increase in compensation and benefits expense.

RMS

	Twelve Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue	$325,081	$310,623	$14,458	4.7%
Cost of revenue [1]	253,830	252,352	1,478	0.6%
Operating expenses [2]	13,399	51,586	(38,187)	(74.0)%
Depreciation and amortization of intangible assets	37,241	38,614	(1,373)	(3.6)%
Operating income (loss) [3]	$20,611	$(31,929)	$52,540	(164.6)%
Operating income (loss) % of total revenue	4.0%	(6.5)%
Operating income (loss) % of segment revenue	6.3%	(10.3)%
[1] Cost of revenue excludes depreciation and amortization of intangible assets, which is separately stated
[2] Operating expenses include selling, general and administrative and other operating expenses and exclude depreciation and amortization of intangible assets, which is separately stated
[3] Table may not foot due to rounding
For the twelve months ended September 30, 2025, RMS revenue was $325,081 compared to $310,623 for the twelve months ended September 30, 2024, representing an increase of $14,458, or 4.7%. The increase in RMS revenue was due primarily to increased NHP product and service revenue of $14,340.
For the fiscal year ended September 30, 2025, RMS operating income was $20,611, compared to an operating loss of $(31,929) for the fiscal year ended September 30, 2024, a change of $52,540. This change was primarily driven by a decrease in RMS operating expenses of $38,187, the increase in RMS revenue of $14,458 discussed above and a decrease in RMS depreciation and amortization of intangible assets of $1,373, partially offset by an increase in RMS cost of revenue of $1,478. The decrease in operating expenses was primarily driven by the $28,500 charge incurred during the fiscal year ended September 30, 2024 related to the Resolution Agreement and Plea Agreement, which did not repeat during the fiscal year ended September 30, 2025 and a legal settlement of $7,550 that we received during the fiscal year ended September 30, 2025, among other immaterial changes.

The increase of $1,478 in cost of revenue was primarily due to increased costs of $7,820 associated with higher NHP-related product and service revenue, partially offset by a decrease in small animal and other non-NHP animal costs, a decrease in transportation costs as a result of the in-house integration of our North American transportation operations and a decrease in facility-related costs, among other immaterial changes.
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

Pursuant to the Resolution Agreement and the Plea Agreement, the Company and Envigo, among other matters, have agreed to: (i) make payments totaling $22,000 in fines, with $5,000 payable on each of June 3, 2025, 2026 and 2027, and $7,000 (plus accrued interest beginning on the sentencing date) payable on June 3, 2028; (ii) on June 3, 2024, pay $3,000, split between the Virginia Animal Fighting Taskforce and the Humane Society of the United States in recognition of assistance provided to the U.S. Government’s investigation; (iii) on June 3, 2024, pay $3,500 to the National Fish and Wildlife Foundation to fund environmental projects, studies, and initiatives in Cumberland County, Virginia; (iv) expend at least $7,000 ($2,500 by June 3, 2025, $2,500 by June 3, 2026, and $2,000 by June 3, 2027) for improvements to its facilities and personnel related to the welfare of animals; (v) provide a lien to the United States against sufficient Company assets to secure the deferred payments in connection with the $22,000 fine, which lien will be junior to only the lien provided by the Company to lenders under its credit facility as of April 1, 2024 and additional liens to secure up to $100,000 of additional debt; (vi) meet specified standards with respect to the health, safety and well-being of animals under the Company’s care; (vii) develop, adopt, implement, fund and comply with a comprehensive nationwide compliance plan related to applicable laws; and (viii) on January 20, 2025, appoint the Compliance Monitor to review the Company’s care of animals and compliance with certain laws, and to pay all associated costs, which Compliance Monitor shall serve for a term that expires on January 20, 2030, five years from appointment of the Compliance Monitor, unless the Company is released from probation prior to completion of the five-year term, in which case the monitorship term shall expire on January 20, 2028, three years from appointment of the Compliance Monitor, or two months after the completion of probation, whichever is later. In addition, the pleas result in Envigo being subject to probation for up to five years, with the potential to end the term early at a minimum of three years if the Company complies with the elements of the resolution.
For the twelve months ended September 30, 2024, the Company expensed $28,500 related to the Resolution and Plea Agreements, which is presented within other operating expense in the Company’s Consolidated Statement of Operations. In line with the Resolution and Plea Agreements, the Company paid $5,000 during the twelve months ended September 30, 2025 and $6,500 during the twelve months ended September 30, 2024, and expects to pay an additional $17,000 over multiple future years. The Company has included $5,000 in accrued expenses and other liabilities on the Consolidated Balance Sheets as of September 30, 2025 and within “Changes in operating assets and liabilities – accrued expenses and other current liabilities” in its Consolidated Statements of Cash Flows for the twelve months ended September 30, 2025 and the Company has included $12,000 in other long-term liabilities on its Consolidated Balance Sheets as of September 30, 2025 and within “Changes in operating assets and liabilities – other assets and liabilities” in its Consolidated Statement of Cash Flows for the twelve months ended September 30, 2025. The total $28,500 charge is reflected in the operating loss of the RMS segment for the twelve months ended September 30, 2024. The charge of $28,500 is non-deductible for U.S. federal income tax purposes. Further, there were multiple amendments to the Company's Credit Agreement which, among other changes, permit charges or expenses attributable to or related to the Resolution Agreement and the Plea Agreement to be added back to the Company’s Consolidated EBITDA for purposes of the financial covenants under the Credit Agreement. The Company expects to have additional cash outlays in connection with certain costs related to the Resolution Agreement, which would be paid over the next two to four years. The additional cash outlays could include ongoing monitoring and compliance costs, legal expenses and other payments required to comply with the Resolution Agreement, subject to final approvals, and at this time, the Company expects that such costs would be expensed as incurred.
FNI Settlement
On January 13, 2022, the Company filed a complaint against Freese and Nichols, Inc. ("FNI") titled Envigo RMS Holding Corp. and Envigo Global Services, Inc. v. Freese and Nichols, Inc., Case No. 22-01-61647-CV, in the District Court of Jim Wells County, Texas, 79th Judicial District related to, among other things, FNI’s failure to design an adequately sized lagoon to dispose of the current wastewater and future wastewater from expanded operations. The complaint asserted claims against FNI for negligence, negligence per se, and breach of contract seeking damages and attorney fees and costs. On February 14, 2025, the Company (through two of its subsidiaries) entered into a Settlement Agreement (the “FNI Settlement Agreement”) with FNI to settle the lawsuit. The FNI Settlement Agreement provides that the parties fully resolve all claims set forth in such lawsuit, without any admission of liability, and that FNI will pay the Company $7,550 within 30 days following the date of the FNI Settlement Agreement. The Court granted the Company's Agreed Motion to Dismiss All Claims on March 27, 2025. The Company received the settlement payment in full prior to March 31, 2025. The $7,550 settlement payment is presented within other operating expense within the Company’s Consolidated Statement of Operations for the twelve months ended September 30, 2025.

Unallocated Corporate

	Twelve Months Ended September 30,
	2025	2024	$ Change	% Change
Operating expenses [1]	$59,089	$62,537	$(3,448)	(5.5)%
Depreciation and amortization of intangible assets	708	639	69	10.8%
Operating loss	$(59,797)	$(63,176)	$3,379	(5.3)%
Operating loss % of total revenue	(11.7)%	(12.9)%
[1] Operating expenses include general and administrative and other operating expenses
Unallocated corporate operating loss consists of general and administrative expenses, other operating expenses and depreciation expense that are not directly related or allocated to the reportable segments. The decrease in unallocated corporate operating expenses of $3,448 in the twelve months ended September 30, 2025, compared to the twelve months ended September 30, 2024, was primarily driven by decreases in compensation and benefits expense, legal fees and stock-based compensation expense, among other individually immaterial items, partially offset by an increase in information technology expenses associated with the 2025 Cybersecurity Incident.
Other Expense
Other expense increased by $12,512 for fiscal year 2025 compared to fiscal year 2024. The increase was primarily driven by an increase of $9,709 in interest expense as a result of additional second lien debt incurred in September 2024 and periodic draws on our revolving credit facility, as well as foreign exchange rate losses.
Income Taxes
Our effective income tax rates for fiscal 2025 and fiscal 2024 were 21.8% and 16.7%, respectively. The income tax benefit recorded for fiscal 2025 and fiscal 2024 was $19,143 and $21,875, respectively. For fiscal year 2025, the benefit from income taxes primarily related to deferred tax benefits on the pre-tax loss and a decrease in valuation allowances as a result of changes in U.S. federal tax regulation, partially offset by unfavorable permanent items. The benefit from income taxes for fiscal year 2024 primarily related to deferred tax benefits on the pre-tax loss, partially offset by unfavorable permanent items related to the Resolution and Plea Agreements, an increase in valuation allowances and other permanent items.
Consolidated Net Loss
As a result of the above described factors, we had a consolidated net loss of $68,625 for the twelve months ended September 30, 2025, as compared to a consolidated net loss of $108,885 for the twelve months ended September 30, 2024.
Liquidity and Capital Resources
During the fiscal year ended September 30, 2025, revenue and operating loss were $513,024 and $30,902, respectively, as compared to $490,739 and $86,406, respectively, in the fiscal year ended September 30, 2024. Despite these results, the Company had negative operating cash flows, operating losses and net losses. As of September 30, 2025, the Company has cash and cash equivalents of $21,741 and access to a $15,000 revolver, which had a $3,000 balance outstanding as of September 30, 2025. The Company was in compliance with its financial covenants under its Credit Agreement as of September 30, 2025. If the Company's results of operations in the twelve months following the date of this report do not improve relative to its fiscal 2025 results, the Company will be at risk of non-compliance with its financial covenants under its Credit Agreement. Further, the Company's Term Loan Facility, Delayed Draw Term Loan and Incremental Term Loans mature in the next 12 months.
If at any time in the twelve months following the date of this report, the Company fails to comply with its financial covenants which remains unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indentures governing the Company's Convertible Senior Notes (the "Notes") and the Company's 15.00% Senior Secured Second Lien PIK Notes due 2027 (the "Second Lien

Notes") which, if not cured within 30 days following notice of such default from such trustees or holders of 25 percent of the Notes and from the trustee or holders of 30 percent of the Second Lien Notes, would permit the trustee or such holders to accelerate the Notes and the Second Lien Notes. If the loans under the Credit Agreement, the Notes and the Second Lien Notes are accelerated, the Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans, outstanding Notes, outstanding revolving credit facility balance and outstanding Second Lien Notes in the next twelve months. Additionally, access to the revolver would be restricted and such funds would not be available to pay for any operating activities.
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
Management has developed our fiscal 2026 annual operating plan in which we plan to continue our efforts to optimize our capital allocation and expense base. Additionally, the Company's plan is to continue its efforts to improve its operating results through increases to our NHP-related product and service revenue and increasing our volume of discovery and safety assessment contract awards. In connection with management's fiscal 2026 annual operating plan, the Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations and satisfy its obligations, including cash outflows for planned targeted capital expenditures, for at least the next 12 months, excluding the maturity of the Company's Term Loan Facility, Delayed Draw Term Loan and Incremental Term Loans in November 2026. However, management's fiscal 2026 annual operating plan forecasts noncompliance with its financial covenants pursuant to the Seventh Amendment to the Credit Agreement. In the event that the Company fails to comply with the requirements of the financial covenants set forth in the Credit Agreement, the Company has approximately 55 days subsequent to any fiscal quarter, and approximately 100 days subsequent to fiscal year-end, to cure noncompliance (the "grace period").

The Company also continues to discuss its current business conditions with its lenders. Additionally, the Company is exploring potential debt refinancing alternatives. There is no assurance that the Company’s lenders will agree to any amendment or extension to the Credit Agreement, nor can there be any assurance that the Company would be able to raise additional capital, whether through selling additional equity or debt securities or obtaining a line of credit or other loan on terms acceptable to the Company or at all. See Note 6 - Debt for further information about the Company’s existing credit facilities and requirements under its debt covenants.
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
Comparative Cash Flow Analysis

As of September 30, 2025, we had cash and cash equivalents of $21,741 compared to $21,432 of cash and cash equivalents as of September 30, 2024. As of September 30, 2025, we had a $3,000 outstanding balance on our $15,000 revolving credit facility. Information about other debt outstanding as of each date is set forth below under “Capital Resources.”
Net cash used in operating activities was $10,455 for the fiscal year ended September 30, 2025, compared to $6,805 for the fiscal year ended September 30, 2024. Contributing factors to our cash used in operations for fiscal 2025 were a consolidated net loss of $68,625, a $21,612 decrease in deferred taxes and $1,144 for net changes in operating assets and liabilities, partially offset by noncash charges of $55,928 for depreciation and amortization, $6,028 for stock compensation expense, $12,535 of non-cash interest and accretion expense and $5,206 of amortization of debt issuance costs and original issue discount. Contributing factors to our cash used in operating activities for fiscal 2024 were a consolidated net loss of $108,885, a $23,251 decrease in deferred taxes, and a gain on debt extinguishment of $1,860, partially offset by $57,118 for depreciation and amortization, $52,604 for net changes in operating assets and liabilities, $7,378 of non-cash interest and accretion expense, $6,740 for employee stock compensation expense and $3,745 of amortization of debt issuance costs and original issue discount. Refer to the Statements of Cash Flows within Part II, Item 8 of this Report for further details of net operating cash flows.
Net cash used in investing activities was $12,891 for the fiscal year ended September 30, 2025 compared to net cash used in investing activities of $16,832 for the fiscal year ended September 30, 2024.
Our cash used in investing activities in fiscal 2025 was primarily related to capital expenditures of $16,615, partially offset by proceeds from the sale of property and equipment. Capital expenditures in fiscal 2025 primarily consisted of investments in facility improvements for animal welfare and capacity expansions to support future NHP colony management service revenue growth.
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
Net cash provided by financing activities was $23,701 during the fiscal year ended September 30, 2025 compared to $9,675 during the fiscal year ended September 30, 2024.
Contributing factors to financing activities for fiscal 2025 primarily included net proceeds from the issuance of common shares of $27,524 and borrowings on the revolving credit facility of $26,000, partially offset by payments on the revolving credit facility of $23,000, payments on senior term notes and delayed draw term loans of $4,945 and other financing activities of $1,878.
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

Capital Resources
Our indebtedness as of September 30, 2025 and September 30, 2024 is detailed in the table below. Refer below for discussion of the Revolving Credit Facility.

	September 30, 2025	September 30, 2024
Seller Note – Bolder BioPath (Related party)	$150	$376
Seller Note – Preclinical Research Services	—	464
Seller Payable - Orient BioResource Center	3,235	3,700
Seller Note – Histion (Related party)	—	84
Second Lien Notes	23,220	17,846
Convertible Senior Notes	116,440	109,979
Term Loan Facility, DDTL and Incremental Term Loans	268,654	272,840
Total debt before unamortized debt issuance costs	$411,699	$405,289
Less: Debt issuance costs not amortized	(9,576)	(11,950)
Total debt, net of unamortized debt issuance costs	$402,123	$393,339
Less: Current portion	(402,123)	(3,538)
Total Long-term debt	$—	$389,801

If the Company's results of operations in the twelve months following the date of this report do not improve relative to its fiscal 2025 results, it is probable that the Company will fail its financial covenants within twelve months of the balance sheet date. As a result, we have classified the Term Loan Facility, DDTL and Incremental Term Loans (each as defined below), the Notes and the Second Lien Notes as current. Refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements contained in Part II, Item 8 for the Company's analysis of its liquidity and going concern, including cross-default considerations.
Refer to Note 6 - Debt to our consolidated financial statements contained in Part II, Item 8 for the combined aggregate amount of maturities over the next five years.
Summary of Activity
Fiscal 2025

We did not enter into any new debt arrangements, or amend any existing debt arrangements during fiscal 2025. During the fourth quarter of fiscal 2025, we borrowed $6,000 under our revolving credit facility and repaid $3,000, leaving an outstanding balance of $3,000 as of September 30, 2025.
Fiscal 2024
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
In connection with these transactions, $8,333 of the Notes were cancelled by the Company under the terms of the Purchase Agreement on the same date, such that the aggregate principal amount of Notes that remains outstanding is $131,667, which resulted in a gain on extinguishment of $1,860. The gain on extinguishment of debt is presented in Other (expense) income.

On August 7, 2024 and September 13, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Sixth and Seventh Amendments, respectively, to the Credit Agreement. The Sixth and Seventh Amendments waived the financial covenant tests under the Credit Agreement for the fiscal quarter ended June 30, 2024 through the fiscal quarter ended March 31, 2025. Additionally, the Seventh Amendment permitted the issuance of the Second Lien Notes. Refer below for further information related to these amendments.
On May 14, 2024 and June 2, 2024, the Company, the lenders party thereto, and the Agent, entered into the Fourth and Fifth Amendments, respectively, to the Credit Agreement. Refer below for further information related to those amendments.
Revolving Credit Facility
As of September 30, 2025, the Company had a $3,000 outstanding balance on the revolving credit facility, which remains outstanding as of the date of this report. As of September 30, 2024, the Company had no outstanding balance on the revolving credit facility. Refer to the Consolidated Statements of Cash Flows for information related to borrowings and payments on the revolving credit facility during the twelve months ended September 30, 2025, 2024 and 2023.
Term Loan Facility, DDTL and Incremental Term Loans

Below are the weighted-average effective interest rates for the loans available under the Credit Agreement:

	Twelve Months Ended September 30,
	2025	2024	2023
Effective interest rates:
Term Loan	12.58%	11.39%	10.41%
Initial DDTL	12.53%	11.37%	10.41%
Additional DDTL	12.68%	11.50%	10.57%

On November 5, 2026, the Term Loan Facility, DDTL and Incremental Term Loans will mature, any amounts outstanding under the revolving credit facility will be due and payable, and the Credit Agreement will terminate.
Credit Agreement
On November 5, 2021, the Company, the Subsidiary Guarantors, the lenders party thereto, and the Agent, entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a term loan facility (the "Term Loan Facility") in the original principal amount of $165,000, a delayed draw term loan facility in the original principal amount of $35,000 (available to be drawn up to 18 months from the date of the Credit Agreement) (the “Initial DDTL” and together with the Additional DDTL, the “DDTL”) and a revolving credit facility in the original principal amount of $15,000. On November 5, 2021, the Company borrowed the full amount of the term loan facility, but did not borrow any amounts on the DDTL or the revolving credit facility.
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
Fourth Amendment to Credit Agreement
On May 14, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment provided that any charges or expenses attributable to or related to an agreement in principle (subsequently replaced by the Resolution Agreement and Plea Agreement) could be added back to the Company’s Consolidated EBITDA (up to $26,500) for purposes of the financial covenants under the Credit Agreement. Refer to Note 15 - Contingencies and Commitments for further discussion of the Resolution Agreement and Plea Agreement.
The fee consideration payable by the Company for each consenting lender party to the Fourth Amendment is 0.50% of the aggregate outstanding principal amount of the term loans held by each consenting term loan lender, to be paid in-kind and capitalized to the principal amounts of the term loans held by such lender.
Fifth Amendment to Credit Agreement
On June 2, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment, among other changes, permits charges or expenses attributable to or related to the Resolution Agreement and the Plea Agreement to be added back to the Company’s Consolidated EBITDA in an amount up to $28,500; excludes any direct effects to the Company resulting from the Resolution Agreement and the Plea Agreement from being deemed a material adverse effect under the Credit Agreement; permits liens on the Company and certain subsidiaries in favor of DOJ in connection with the Resolution Agreement and the Plea Agreement; provides that certain uncured or unwaived breaches of the terms and conditions of the Resolution Agreement and the Plea Agreement shall be considered an event of default under the Credit Agreement; and enables the lenders to cause, at their discretion, material foreign subsidiaries to be joined as guarantors of the Company’s obligations under the Credit Agreement. Refer to Note 15 - Contingencies and Commitments for further discussion of the Resolution Agreement and Plea Agreement.
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

As of September 30, 2025 and September 30, 2024, there were $1,297 and $1,563, respectively, in unamortized debt issuance costs related to the Second Lien Notes. For the twelve months ended September 30, 2025, the total interest expense was $6,290, including coupon interest expense of $3,983, accretion expense of $1,608, and amortization of debt discount and issuance costs of $699.
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
As of September 30, 2025 and 2024, there were $2,093 and $3,031, respectively, in unamortized debt issuance costs related to the Notes. For the twelve months ended September 30, 2025, the total interest expense was $11,681, including coupon interest expense of $4,282, accretion expense of $6,461, and the amortization of debt discount and issuance costs of $938. During the twelve months ended September 30, 2024, the total interest expense was $11,745, including coupon interest expense of $4,529, accretion expense of $6,270, and the amortization of debt discount and issuance costs of $946. During the twelve months ended September 30, 2023, the total interest expense was $11,089, including coupon interest expense of $4,515, accretion expense of $5,686, and the amortization of debt discount and issuance costs of $888.
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
We believe that the application of our accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements contained in Part II, Item 8 – Financial Statements in this Annual Report on Form 10-K.
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
Product revenue
DSA
DSA product revenue includes internally-manufactured scientific instruments for life sciences research and the related software for use by pharmaceutical companies, universities, government research centers and medical research institutions under the Company’s BASi product line. These products can be sold to multiple clients and have alternative uses. Both the transaction sales price and shipping terms are agreed upon in the client order. For these products, all revenue is recognized at a point in time, generally when title of the product and control is transferred to the client based upon shipping terms. These arrangements typically include only one performance obligation. In determining the transaction price, a significant financing component does not exist since the time between when the Company delivers product to when the clients pay for the product is less than one year.
RMS
Product revenue includes research models, diets, bedding, enrichment and bioproducts. Research models revenue represents the commercial production and sale of research models. Diets, bedding and enrichment revenue represents laboratory animal diets, bedding, and enrichment products under the Company’s Teklad product line. Bioproducts revenue represents the sale of serum and plasma, whole blood, tissues, organs and glands, embryo culture serum and growth factors. Product revenue is recognized at the point in time when the Company’s performance obligations with the applicable clients have been satisfied. Revenue is recorded at the transaction price, which is the amount of consideration the Company expects to receive in exchange for transferring products to a client. The performance obligations, including associated freight to deliver products, are met based on agreed upon terms, which are generally upon delivery (destination point) and transfer of title. The Company determines the transaction price based on fixed consideration in its contractual agreements. In determining the transaction price, a significant financing component does not exist since the time between when the Company delivers product to when the clients pay for the product is less than one year.
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
The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the Company elects this option and believes, as a result of the qualitative assessment, that it is more-likely-than-not that the carrying value of goodwill is not recoverable, the quantitative impairment test is required; otherwise, no further testing is required. Alternatively, the Company may elect to not first assess qualitative factors and immediately perform the quantitative impairment test. In the quantitative test, the Company compares the fair value of its reporting units to their carrying values. The estimated cash flows used to determine the fair value of the reporting units used in the impairment test requires significant judgment with respect to revenue growth, EBITDA margin, and weighted average cost of capital. If the carrying values of the net assets assigned to the reporting units exceed the fair values of the reporting units an impairment loss equal to the difference would be recorded. See Note 5 - Goodwill and Intangible Assets to our consolidated financial statements contained in Part II, Item 8 for further discussion related to goodwill impairment charges during the fiscal year ended September 30, 2023.
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

Valuation methodologies used for assets and liabilities measured or disclosed at fair value are disclosed in Note 6 - Debt and Note 8 - Post Employment Benefits.
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
Additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations are disclosed in the notes to the consolidated financial statements (see Note 8 - Post Employment Benefits).
Contingencies

In accordance with applicable accounting standards, the Company records a liability in its consolidated financial statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation, governmental proceedings and other contingencies are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, disgorgement, or punitive damages; or could result in a change in business practice.

Further, in accordance with applicable accounting standards, the Company records an asset in its consolidated financial statements relating to a recovery only when realization of the claim for recovery is deemed probable. An asset should be recognized to the extent that a loss has previously been recognized. Any expected proceeds in excess of a previously recognized loss or a recovery of a loss not yet recognized in the consolidated financial statements should be treated as a gain contingency.

The Company reflects litigation accruals and the related estimated insurance recovery receivable on a gross basis as liabilities and assets, respectively, on our consolidated balance sheet.
Our significant accounting policies, including new accounting pronouncements, are described in more detail in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in response to Part II, Item 8 of this Report.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of September 30, 2025, our debt portfolio was reliant on reference rates. Based on our interest rate exposure at September 30, 2025, assumed debt levels throughout the next 12 months, a one-percentage-point increase in interest rates would result in an estimated $2.7 million pre-tax reduction in net earnings over a one-year period.
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
A hypothetical 10% change in the foreign exchange rates applicable to our business would change our cash balance as of September 30, 2025 by approximately $0.5 million and our revenue for the twelve months ended September 30, 2025 by approximately $6.5 million.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Inotiv, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Inotiv, Inc. (the Company) as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated December 5, 2025 expressed an adverse opinion thereon.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative operating cash flows, operating losses and net losses, is forecasting non-compliance with certain covenants of loan agreements with banks and has significant debt obligations that are due within the next twelve months. The Company has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue recognition for Over Time Service Contracts

Description of the matter
For the year ended September 30, 2025, the Company recorded service revenue of $232.9 million. As described in Note 2 to the consolidated financial statements, the Company derives a portion of its revenues from service revenue contracts which include fixed fee arrangements. Certain of these service revenue contracts are recognized over time (“Over Time Service Contracts”) using the input method based on the ratio of direct costs incurred to date under the contract to total estimated direct costs expected to be incurred to complete the contract.

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

December 5, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Inotiv, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Inotiv, Inc.’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Inotiv, Inc. (the Company) has not maintained effective internal control over financial reporting as of September 30, 2025, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses related to:

a) the design and operating effectiveness of controls over information technology general controls (ITGCs) for applications that are relevant to the preparation of the consolidated financial statements throughout the year ended September 30, 2025, which resulted in ineffective business process controls (automated and IT-dependent manual controls) that could result in misstatements potentially impacting all of the financial statement accounts and disclosures; and

b) the design and operating effectiveness of components of the COSO framework to address all relevant risks of material misstatement, including elements of the control environment, information and communication, control activities and monitoring activities components, relating to: (i) providing sufficient and timely management oversight and ownership over the internal control evaluation process; (ii) hiring and training sufficient personnel to timely support the Company’s internal control objectives; and (iii) performing timely monitoring and oversight to ascertain whether the components of internal control are present and functioning effectively. As a result, controls relevant to substantially all business processes and related controls (including relevant entity level controls) were deemed ineffective at September 30, 2025.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated December 5, 2025, which expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

/s/ Ernst & Young LLP

Indianapolis, Indiana

December 5, 2025

INOTIV, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of September 30,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$21,741	$21,432
Trade receivables and contract assets, net of allowances for credit losses of $6,397 and $6,931, respectively	78,222	73,560
Inventories, net	45,738	18,173
Prepaid expenses and other current assets	48,890	50,248
Total current assets	194,591	163,413

Property and equipment, net	180,726	188,328
Operating lease right-of-use assets, net	46,358	49,165
Goodwill	94,286	94,286
Other intangible assets, net	240,197	274,396
Other assets	14,956	11,773
Total assets	$771,114	$781,361

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$48,531	$33,526
Accrued expenses and other liabilities	44,722	28,218
Revolving credit facility	3,000	—
Fees invoiced in advance	51,512	41,986
Current portion of long-term operating lease	6,896	11,774
Current portion of long-term debt	402,123	3,538
Total current liabilities	556,784	119,042
Long-term operating leases, net	44,344	40,010
Long-term debt, less current portion, net of debt issuance costs	—	389,801
Other long-term liabilities	28,385	34,963
Deferred tax liabilities, net	5,573	27,041
Total liabilities	635,086	610,857

Contingencies (Note 15)

Shareholders’ equity:
Common shares, no par value:
Authorized 74,000,000 shares at September 30, 2025 and September 30, 2024; 34,357,251 issued and outstanding at September 30, 2025 and 26,015,129 at September 30, 2024	8,551	6,466
Additional paid-in capital	756,062	724,789
Accumulated deficit	(630,813)	(562,163)
Accumulated other comprehensive income	2,228	1,412
Total equity attributable to common shareholders	136,028	170,504
Total liabilities and shareholders’ equity	$771,114	$781,361
The accompanying notes are an integral part of the consolidated financial statements.

INOTIV, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2025	2024	2023
Service revenue	$232,866	$219,663	$223,813
Product revenue	280,158	271,076	348,612
Total revenue	$513,024	$490,739	$572,425
Costs and expenses:
Cost of services provided (excluding depreciation and amortization of intangible assets)	170,867	157,826	147,819
Cost of products sold (excluding depreciation and amortization of intangible assets)	221,177	221,742	242,664
Selling	21,145	20,883	19,075
General and administrative	71,099	77,034	104,706
Depreciation and amortization of intangible assets	55,928	57,118	54,717
Other operating expense	3,710	42,542	18,537
Goodwill impairment loss	—	—	66,367
Operating loss	$(30,902)	$(86,406)	$(81,460)
Other (expense) income:
Interest expense	(56,593)	(46,884)	(43,019)
Other (expense) income	(273)	2,530	237
Loss before income taxes	$(87,768)	$(130,760)	$(124,242)
Income tax benefit	19,143	21,875	19,340
Consolidated net loss	$(68,625)	$(108,885)	$(104,902)
Less: Net (loss) income attributable to noncontrolling interests	—	(440)	238
Net loss attributable to common shareholders	$(68,625)	$(108,445)	$(105,140)

Loss per common share
Net loss attributable to common shareholders:
Basic	$(2.11)	$(4.19)	$(4.10)
Diluted	$(2.11)	$(4.19)	$(4.10)

Weighted-average number of common shares outstanding:
Basic	32,452	25,897	25,641
Diluted	32,452	25,897	25,641

The accompanying notes are an integral part of the consolidated financial statements.

INOTIV, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year Ended September 30,
	2025	2024	2023
Consolidated net loss	$(68,625)	$(108,885)	$(104,902)
Foreign currency translation	1,484	965	4,940
Cumulative currency translation realized through sale of subsidiary	—	—	762
Defined benefit plans:
Actuarial gain (loss), net of tax	578	—	(28)
Other	279	188	(219)
Foreign currency translation	(1,525)	(71)	375
Other comprehensive income, net of tax	816	1,082	5,830
Consolidated comprehensive loss	(67,809)	(107,803)	(99,072)
Less: Comprehensive (loss) income attributable to non-controlling interests	—	(440)	238
Comprehensive loss attributable to common shareholders	$(67,809)	$(107,363)	$(99,310)
The accompanying notes are an integral part of the consolidated financial statements.

INOTIV, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except number of shares)

	Common Shares		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total shareholders’ equity
	Number	Amount
Balance at September 30, 2022	25,598,289	$6,362	$707,787	$(348,277)	$(5,500)	$(606)	$359,766
Consolidated net loss	—	—	—	(104,902)	—	(238)	(105,140)
Noncontrolling interest	—	—	—	—	—	(292)	(292)
Issuance of stock under employee stock plans	178,880	44	65	—	—	—	109
Stock based compensation	—	—	7,844	—	—	—	7,844
Actuarial loss (net of tax)	—	—	—	—	(28)	—	(28)
Foreign currency translation adjustment	—	—	—	—	5,315	—	5,315
Cumulative currency translation realized through sale of subsidiary	—	—	—	—	762	—	762
Other	—	—	—	(99)	(219)	472	154
Balance at September 30, 2023	25,777,169	$6,406	$715,696	$(453,278)	$330	$(664)	$268,490
Consolidated net loss	—	—	—	(108,885)	—	440	(108,445)
Noncontrolling interest	—	—	(2,309)	—	—	224	(2,085)
Issuance of stock under employee stock plans	237,960	60	(49)	—	—	—	11
Stock based compensation	—	—	6,740	—	—	—	6,740
Pension cost amortization	—	—	—	—	188	—	188
Foreign currency translation adjustment	—	—	—	—	894	—	894
Warrants issued in connection with Purchase Agreement	—	—	4,768	—	—	—	4,768
Other	—	—	(57)	—	—	—	(57)
Balance at September 30, 2024	26,015,129	$6,466	$724,789	$(562,163)	$1,412	$—	$170,504
Consolidated net loss	—	—	—	(68,625)	—	—	(68,625)
Issuance of common shares	6,900,000	1,725	25,799	—	—	—	27,524
Issuance of stock under employee stock plans	641,109	160	(129)	—	—	—	31
Stock based compensation	—	—	6,028	—	—	—	6,028
Actuarial gain (net of tax)	—	—	—	—	578	—	578
Pension cost amortization	—	—	—	—	279	—	279
Foreign currency translation adjustment	—	—	—	—	(41)	—	(41)
Other	801,013	200	(425)	(25)	—	—	(250)
Balance at September 30, 2025	34,357,251	$8,551	$756,062	$(630,813)	$2,228	$—	$136,028
The accompanying notes are an integral part of the consolidated financial statements.

INOTIV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended September 30
	2025	2024	2023
Operating activities:
Consolidated net loss	$(68,625)	$(108,885)	$(104,902)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	55,928	57,118	54,717
Employee stock compensation expense	6,028	6,740	7,844
Changes in deferred taxes	(21,612)	(23,251)	(25,810)
Provision for expected credit losses	(492)	58	1,273
Amortization of debt issuance costs and original issue discount	5,206	3,745	3,182
Noncash interest and accretion expense	12,535	7,378	6,284
Other non-cash operating activities	1,721	(452)	1,972
Gain on debt extinguishment	—	(1,860)	—
Goodwill impairment loss	—	—	66,367
Changes in operating assets and liabilities:
Trade receivables and contract assets	(3,830)	14,168	9,550
Inventories	(27,587)	38,210	14,011
Prepaid expenses and other current assets	2,501	(16,357)	11,249
Operating lease right-of-use assets and liabilities, net	2,263	1,589	884
Accounts payable	12,335	613	5,963
Accrued expenses and other liabilities	14,054	2,158	(8,339)
Fees invoiced in advance	9,125	(14,339)	(12,907)
Other asset and liabilities, net	(10,005)	26,562	(3,455)
Net cash (used in) provided by operating activities	(10,455)	(6,805)	27,883

Investing activities:
Capital expenditures	(16,615)	(22,310)	(27,503)
Proceeds from sale of property and equipment	3,724	5,478	1,115
Cash paid for other investing activities	—	—	(2,367)
Net cash used in investing activities	(12,891)	(16,832)	(28,755)

Financing activities:
Payments on revolving credit facility	(23,000)	(12,000)	(21,000)
Payments on senior term notes and delayed draw term loans	(4,945)	(3,454)	(2,070)
Borrowings on revolving loan facility	26,000	12,000	6,000
Issuance of second lien notes	—	17,000	—
Issuance of common shares	27,524	—	—
Borrowings on delayed draw term loans	—	—	35,000
Other financing activities, net	(1,878)	(3,871)	(2,058)
Net cash provided by financing activities	23,701	9,675	15,872

Effect of exchange rate changes on cash and cash equivalents	(46)	(98)	1,512

Net increase (decrease) in cash and cash equivalents	309	(14,060)	16,512
Cash and cash equivalents at beginning of period	21,432	35,492	18,980
Cash and cash equivalents at end of period	$21,741	$21,432	$35,492

Noncash financing activity:
Non-cash debt issuance costs	$—	$3,512	$1,363

Supplemental disclosure of cash flow information:
Cash paid for interest	$38,837	$36,138	$35,459
Income taxes paid, net	$749	$1,843	$7,146
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

During the fiscal year ended September 30, 2025, revenue and operating loss were $513,024 and $30,902, respectively, as compared to $490,739 and $86,406, respectively, in the fiscal year ended September 30, 2024. Despite these results, the Company had negative operating cash flows, operating losses and net losses. As of September 30, 2025, the Company has cash and cash equivalents of $21,741 and access to a $15,000 revolver, which had a $3,000 balance outstanding as of September 30, 2025. The Company was in compliance with its financial covenants under its Credit Agreement as of September 30, 2025. If the Company's results of operations in the twelve months following the date of this report do not improve relative to its fiscal 2025 results, the Company will be at risk of non-compliance with its financial covenants under its Credit Agreement. Further, the Company's Term Loan Facility, Delayed Draw Term Loan and Incremental Term Loans mature in the next 12 months.

If at any time in the twelve months following the date of this report, the Company fails to comply with its financial covenants which remains unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indentures governing the Company's Convertible Senior Notes (the "Notes") and the Company's 15.00% Senior Secured Second Lien PIK Notes due 2027 (the "Second Lien Notes") which, if not cured within 30 days following notice of such default from such trustees or holders of 25 percent of the Notes and from the trustee or holders of 30 percent of the Second Lien Notes, would permit the trustee or such holders to accelerate the Notes and the Second Lien Notes. If the loans under the Credit Agreement, the Notes and the Second Lien Notes are accelerated, the Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans, outstanding Notes, outstanding revolving credit facility balance and outstanding Second Lien Notes in the next twelve months. Additionally, access to the revolver would be restricted and such funds would not be available to pay for any operating activities.
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
Management has developed our fiscal 2026 annual operating plan in which we plan to continue our efforts to optimize our capital allocation and expense base. Additionally, the Company's plan is to continue its efforts to improve its operating results through increases to our NHP-related product and service revenue and increasing our volume of discovery and safety assessment contract awards. In connection with management's fiscal 2026 annual operating plan, the Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations and satisfy its obligations, including cash outflows for planned targeted capital expenditures for at least the next 12 months, excluding the maturity of the Company's Term Loan Facility, Delayed Draw Term Loan and Incremental Term Loans in November 2026. However, management's fiscal 2026 annual operating plan forecasts noncompliance with its financial covenants pursuant to the Seventh Amendment to the Credit Agreement. In the event that the Company fails to comply with the requirements of the financial covenants set forth in the Credit Agreement, the Company has approximately 55 days subsequent to any fiscal quarter, and approximately 100 days subsequent to fiscal year-end, to cure noncompliance (the "grace period"). The Company also continues to discuss its current business conditions with its lenders. Additionally, the Company is exploring potential debt refinancing alternatives. There is no assurance that the Company’s lenders will agree to any amendment or extension to the Credit Agreement, nor can there be any assurance that the Company would be able to raise additional capital, whether through selling additional equity or debt securities or obtaining a line of credit or other loan on terms acceptable to the Company or at all. See Note 6 - Debt for further information about the Company’s existing credit facilities and requirements under its debt covenants.
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
Foreign Currency Transactions
Transactions in currencies other than the functional currency of each entity are recorded at the rates of exchange at the date of the transaction. Monetary assets and liabilities in currencies other than the functional currency are translated at the rates of exchange at the balance sheet date and the related transaction gains and losses are reported in the consolidated statements of operations, in operating income (loss). The Company records gains and losses from re-measuring intercompany loans in other income (expense) in the consolidated statements of operations. Foreign exchange losses (gains) recorded in other income (expense) on the consolidated statements of operations for the fiscal years ended September 30, 2025, 2024 and 2023 were $865, $(831) and $1,682, respectively.
Translation of Foreign Currencies
For the Company’s subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange as of the balance sheet date. Income and expense items are translated at the average foreign exchange rates for the period. Adjustments resulting from the translation of the financial statements of the Company’s foreign operations into U.S. dollars are excluded from the determination of net income (loss) and are recorded in accumulated other comprehensive loss, a separate component of stockholders' equity.
Comprehensive loss is comprised of consolidated net loss plus the change in the cumulative translation adjustment equity account and the adjustments, net of tax, for the current year actuarial gains (losses) and prior service costs in connection with the Company’s defined benefit plan.
Non-controlling interest

During December 2023, the Company entered into a transition services agreement with Vanguard Supply Chain Solutions LLC, one of the Company's transportation providers, to enable the in-house integration of the Company's North American transportation operations. Following this transaction, the Company was no longer required to consolidate this entity. The variable interest entity has not materially impacted our net assets or net loss. The Company successfully completed the in-house integration of its North American transportation operations during the second fiscal quarter of 2024.
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
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. In the consolidated statements of operations, depreciation expense has been combined with amortization of intangible assets. Within the operating activities section of the statements of cash flows, non-cash restructuring costs and non-cash amortization of inventory fair value step-up have been combined with and presented as other non-cash operating activities. Within the financing activities section of the consolidated statements of cash flows, the payments of debt issuance costs, the payments on promissory notes and the proceeds from exercise of stock options are combined into other financing activities, net. Finally, certain reclassifications have been made within the presentation of the components of deferred tax assets and liabilities and the reconciliation of the effective income tax rate within Note 14 - Income Taxes. These reclassifications had no effect on the reported results of operations.
Segment Reporting
The Company reports its results in two reportable segments: Discovery and Safety Assessment ("DSA") and Research Models and Services ("RMS"). None of the Company’s operating segments are aggregated for purposes of determining its reportable segments.
Through our DSA segment, we provide discovery and translational sciences and safety assessment services (including nonclinical development and, in certain cases, clinical development) to support the needs of researchers and clinicians for primarily small molecule drug candidates, as well as biotherapeutics and biomedical devices utilizing both Good Laboratory Practice ("GLP") and non-GLP. Our scientists have skills in histology, pathology, physiology, surgery, analytical chemistry, drug metabolism, pharmacokinetics, and toxicology. Our principal clients range from small start-up biotechnology companies to some of the largest global pharmaceutical companies, whose scientists are engaged in analytical chemistry, drug safety evaluation, drug metabolism studies, pharmacokinetics, clinical trials, and basic research.
Through our RMS segment, we offer access to a wide range of purpose-bred animal research models for basic research and drug discovery and development, specialized models for specific diseases and therapeutic areas, and diet, bedding and enrichment products, all supported by our deep animal husbandry expertise. We have the ability to run selected nonclinical studies directly on-site at closely located research model facilities and provide access to innovative genetically engineered models and services solutions. Our principal clients include biopharmaceutical companies, CROs, and academic and government organizations.
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires that the Company make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, judgments, and methodologies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.
Newly Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)”. ASU 2023-07 modifies reportable segment disclosure requirements, primarily through enhanced disclosures about segment expenses categorized as significant or regularly provided to the Chief Operating Decision Maker ("CODM"). In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this new standard for fiscal year 2025 and related disclosures are reflected in Note 4 - Segment and Geographic Information.
Newly Issued Accounting Pronouncements
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
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivables and Contract Assets.” ASU 2025-05 offers a practical expedient for entities to assume balance sheet date conditions remain unchanged for the asset’s life when estimating credit losses under the reasonable and supportable approach. The ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted, and if practical expedient is elected, the amendments in this update should be applied on a prospective basis. The Company is currently evaluating the impact this new standard will have on the consolidated financial statements and the related disclosures.
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
In September 2025, the FASB issued ASU 2025-06, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. ASU 2025-06 removes all references to software development project stages so that the guidance is neutral to different software development methods, including the methods that entities may use to develop software in the future. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted, and can be applied on either a prospective transition approach, a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, or a retrospective transition approach. The Company is currently evaluating the impact this new standard will have on the consolidated financial statements and related disclosures.
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
During the fiscal year ended September 30, 2025, one client related to the RMS segment accounted for 16.6% of total revenue. During the fiscal year ended September 30, 2024, one client related to the RMS segment accounted for 15.9% of total revenue. During the fiscal year ended September 30, 2023, one client related to the RMS segment accounted for 22.0% of total revenue.
During the fiscal year ended September 30, 2025, the spend for no vendor accounted for greater than 10.0% of the sum of cost of services (excluding depreciation and amortization of intangible assets) and cost of products (excluding depreciation and amortization of intangible assets). During the fiscal year ended September 30, 2024, the spend for one vendor accounted for 11.9% of the sum of cost of services (excluding depreciation and amortization of intangible assets) and cost of products (excluding depreciation and amortization of intangible assets). During the fiscal year ended September 30,

2023, the spend for no vendor accounted for greater than 10.0% of the sum of cost of services (excluding depreciation and amortization of intangible assets) and cost of products (excluding depreciation and amortization of intangible assets).
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
The Company generally depreciates the cost of its property and equipment using the straight-line method over the estimated useful lives of the respective assets as follows:

Asset	Estimated Useful Lives (in Years)
Land	Indefinite
Land improvements	5 - 20
Buildings and building improvements	10 - 40
Machinery and equipment	3 - 10
Furniture and fixtures	7 - 10
Computer hardware and software	3 - 5
Vehicles	5 - 7
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
The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the Company elects this option and believes, as a result of the qualitative assessment, that it is more-likely-than-not that the carrying value of goodwill is not recoverable, the quantitative impairment test is required; otherwise, no further testing is required. Alternatively, the Company may elect to not first assess qualitative factors and immediately perform the quantitative impairment test. In the quantitative test, the Company compares the fair value of its reporting units to their carrying values. The estimated cash flows used to determine the fair value of the reporting units used in the impairment test requires significant judgment with respect to revenue growth, EBITDA margin, and weighted average cost of capital. If the carrying values of the net assets assigned to the reporting units exceed the fair values of the reporting units an impairment loss equal to the difference would be recorded. See Note 5 - Goodwill and Intangible Assets for further discussion related to goodwill impairment charges during the fiscal year ended September 30, 2023.
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
RMS
Services provided by the Company include contract breeding, client-owned animal colony care ("contract colony management"), health monitoring, the creation of new transgenic research models specific to individual clients’ needs, cryopreservation and rederivation and revitalization services. Contract breeding revenue and contract colony management revenue are recognized over time and are billed as per diems. Health monitoring revenue is recognized once the service is performed. For contracts that involve creation of a specific type of animal, revenue is recognized over time with each billing milestone as a separate performance obligation. The Company is due payment for work performed even if subsequent milestones are unable to be met. All other service revenue is recognized upon completion of the service.
Product revenue
DSA
DSA product revenue includes internally-manufactured scientific instruments for life sciences research and the related software for use by pharmaceutical companies, universities, government research centers and medical research institutions under the Company’s BASi product line. These products can be sold to multiple clients and have alternative uses. Both the transaction sales price and shipping terms are agreed upon in the client order. For these products, all revenue is recognized at a point in time, generally when title of the product and control is transferred to the client based upon shipping terms. These arrangements typically include only one performance obligation. In determining the transaction price, a significant financing component does not exist since the time between when the Company delivers product to when the clients pay for the product is less than one year.
RMS
Product revenue includes research models, diets, bedding, enrichment and bioproducts. Research models revenue represents the commercial production and sale of research models. Diets, bedding and enrichment revenue represents laboratory animal diets, bedding, and enrichment products under the Company’s Teklad product line. Bioproducts revenue represents the sale of serum and plasma, whole blood, tissues, organs and glands, embryo culture serum and growth factors. Product revenue is recognized at the point in time when the Company’s performance obligations with the applicable clients have been satisfied. Revenue is recorded at the transaction price, which is the amount of consideration the Company expects to receive in exchange for transferring products to a client. The performance obligations, including associated freight to deliver products, are met based on agreed upon terms, which are generally upon delivery (destination point) and transfer of title. The Company determines the transaction price based on fixed consideration in its contractual agreements. In determining the transaction price, a significant financing component does not exist since the time between when the Company delivers product to when the clients pay for the product is less than one year.
Stock-Based Compensation
The Company may grant stock options, restricted stock ("RSAs") and restricted stock units (“RSUs”) to employees and to non-employee directors under stock-based compensation plans. Stock-based compensation is recognized as an expense in the consolidated statements of operations based on the grant date fair value, adjusted for forfeitures when they occur, over the requisite service period.
For stock options, RSAs and RSUs that vest based on service periods, the Company uses the straight-line method to allocate compensation expense to reporting periods. As of September 30, 2025, all RSAs are vested.

The fair value of stock options granted is calculated using the Black-Scholes-Merton option pricing model ("Black-Scholes Model"). Our assumptions are based on historical information and professional judgment is required to determine if historical trends may be indicators of future outcomes. We estimated the following key assumptions for the binomial valuation calculation:
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
Valuation methodologies used for assets and liabilities measured or disclosed at fair value are disclosed in Note 6 - Debt and Note 8 - Post Employment Benefits.
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
Additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, plan amendments and transition assets or obligations are disclosed in the notes to the consolidated financial statements (see Note 8 - Post Employment Benefits).
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
Taxes due on future inclusion of non-U.S. income in U.S. taxable income under the Global Intangible Low-Taxed Income provisions is recorded as a current period expense when incurred.
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
3.    REVENUE FROM CONTRACTS WITH CLIENTS
DSA
The DSA segment generates service revenue through drug discovery and development services. The DSA segment generates product revenue through internally-manufactured scientific instruments for life sciences research and the related software for use by pharmaceutical companies, universities, government research centers and medical research institutions under the Company’s BASi product line. Refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies for further discussion of DSA revenue and related accounting policies.
RMS
The RMS segment generates products revenue through the commercial production and sale of research models, diets, bedding, enrichment and bioproducts. The RMS segment generates service revenue through GEMS, client-owned animal colony care, and health monitoring and diagnostics services related to research models. Refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies for further discussion of RMS revenue and related accounting policies.
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
The following table provides information about contract assets (trade receivables and unbilled revenue, excluding allowances for credit losses), and fees invoiced in advance (client deposits and deferred revenue):

	Balance at September 30, 2025	Balance at September 30, 2024
Contract Assets: Trade receivables	$74,156	$65,867
Contract Assets: Unbilled revenue	10,463	14,624
Contract liabilities: Client deposits	33,152	24,898
Contract liabilities: Deferred revenue	18,360	17,088

When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $12,167 and $10,399 of unpaid advanced client billings from both client receivables and deferred revenue as of September 30, 2025 and September 30, 2024, respectively.

The Company expects approximately 77% of deferred revenue as of September 30, 2025 to be recognized as revenue in fiscal year 2026 and the remainder to be recognized thereafter during the remaining contract term.
Changes in the contract asset and the contract liability balances during the twelve months ended September 30, 2025 include the following:
•A change in the time frame for a right for consideration to become unconditional – Approximately 81% of unbilled revenue as of September 30, 2024, was billed during fiscal year 2025.
•A change in the time frame for a performance obligation to be satisfied – Approximately 73% of contract liabilities as of September 30, 2024, were recognized as revenue during fiscal year 2025.
Allowance for Credit Losses
A summary of activity in our allowance for credit losses is as follows:

	Fiscal Years Ended September 30,
	2025	2024	2023
Opening balance	$6,931	$7,446	$6,268
Charged to expense	(492)	58	1,271
Uncollectible invoices written off	(42)	(823)	(107)
Amounts collected	—	250	14
Ending balance	$6,397	$6,931	$7,446

4.    SEGMENT AND GEOGRAPHIC INFORMATION

We have two reportable segments: DSA and RMS, as disclosed in the segment reporting policy within Note 2 - Basis of Presentation and Summary of Significant Accounting Policies. The reportable segments comprise the structure used by the Company’s Chief Executive Officer, who is the Chief Operating Decision Maker ("CODM"), to make operating decisions and evaluate performance.

The Company’s CODM evaluates the segments' operating results based on operating income (loss). Segment operating income (loss) is the measure of profit or loss regularly provided to and used by the CODM to assess performance and allocate resources (including employees, property, and financial or capital resources). For each segment, the CODM uses segment operating income (loss) in the annual budgeting and monthly forecasting process when comparing to actual results. Segment operating income (loss) is defined as operating income (loss) excluding unallocated corporate expenses, depreciation and amortization of intangible assets, impairment charges, start-up costs, restructuring costs, and other special segment items. Other special segment items include remediation costs, a $28,500 charge in fiscal 2024 in connection with the Resolution Agreement and Plea Agreement, third party and legal costs incurred in connection with the Resolution Agreement and Plea Agreement, $7,550 received in connection with the settlement of a lawsuit in fiscal 2025 and the related legal fees.
Segment Information
During the fiscal years ended September 30, 2025, 2024 and 2023, the RMS segment recognized intersegment revenue of $8,303, $8,006 and $8,793, respectively, related to sales to the DSA segment. The following table presents revenue and other financial information by reportable segment for the fiscal years ended September 30, 2025, 2024 and 2023:

	Fiscal Year Ended September 30, 2025	Fiscal Year Ended September 30, 2024	Fiscal Year Ended September 30, 2023
Revenue
DSA:
Service revenue	$183,161	$175,142	$180,348
Product revenue	4,782	4,974	4,742
RMS:
Service revenue	49,705	44,521	43,465
Product revenue	275,376	266,102	343,870
Total revenue	$513,024	$490,739	$572,425

Measure of Segment Operating Income
DSA:
Revenue	$187,943	$180,116	$185,090
Cost of revenue (excluding depreciation and amortization of intangible assets)	138,214	127,216	114,837
Selling, general and administrative expenses	19,737	21,159	30,385
Other segment operating expenses	1,447	1,434	1,296
DSA segment operating income	$28,545	$30,307	$38,572

RMS:
Revenue	325,081	310,623	387,335
Cost of revenue (excluding depreciation and amortization of intangible assets)	253,830	252,352	275,647
Selling, general and administrative expenses	14,640	14,291	23,450
Other segment operating expenses	149	—	—
RMS segment operating income	$56,462	$43,980	$88,238

Reconciliation of segment operating income to loss before income taxes
Total segment operating income	85,007	74,287	126,810
Unallocated corporate expenses (1)	59,090	62,537	71,173
Depreciation and amortization of intangible assets	55,928	57,118	54,717
Goodwill impairment loss (2)	—	—	66,367
Startup costs	2,282	3,278	6,858
Restructuring costs	1,454	3,374	4,625
Other special segment items (3)	(2,845)	34,386	4,530
Operating loss	(30,902)	(86,406)	(81,460)
Interest expense	(56,593)	(46,884)	(43,019)
Other income	(273)	2,530	237
Loss before income taxes	$(87,768)	$(130,760)	$(124,242)

(1) Unallocated corporate expenses include salaries and benefits costs, stock-based compensation expense, corporate legal fees, consolidated audit fees, other professional fees, general product and liability insurance and corporate IT costs, and exclude depreciation. During the fiscal years ended September 30, 2025, 2024 and 2023, $6,028, $6,740 and $7,844, respectively, of non-cash stock-based compensation expense was reflected in unallocated corporate expenses.

(2) Refer to Note 5 - Goodwill and Intangible Assets for further discussion of the goodwill impairment charge in fiscal year 2023.

(3) Other special segment items for the fiscal year ended September 30, 2025 primarily relate to the FNI Settlement Agreement (as defined in Note 9 - Other Operating Expense) and related legal fees, and third party and legal fees associated with the Resolution Agreement and Plea Agreement (as defined in Note 15 - Contingencies and Commitments). Other special segment items for the fiscal year ended September 30, 2024 primarily relate to the $28,500 charge associated with the Resolution Agreement and Plea Agreement (as defined in Note 15 - Contingencies and Commitments) and associated legal fees. Other special segment items for the fiscal year ended September 30, 2023 primarily relate to remediation costs associated with wastewater removal prior to the completion of the FNI Settlement Agreement (as defined in Note 9 - Other Operating Expense) and legal fees associated with the process of completing the Resolution Agreement and Plea Agreement.
Capital expenditures and depreciation and amortization of intangible assets by reportable segment are as follows:

	Fiscal Year Ended September 30, 2025	Fiscal Year Ended September 30, 2024	Fiscal Year Ended September 30, 2023
Depreciation and amortization:
DSA	$17,979	$17,865	$16,371
RMS	37,241	38,614	38,288
Unallocated Corporate	708	639	58
	$55,928	$57,118	$54,717

Capital expenditures:
DSA	$2,536	$5,679	$13,314
RMS	14,079	16,631	14,189
	$16,615	$22,310	$27,503

The following represents total assets by segment:

	As of September 30,	As of September 30,
	2025	2024
DSA	$266,838	$267,576
RMS	504,276	513,785
	$771,114	$781,361
Geographic Information
The following represents revenue originating in entities physically located in the identified geographic area:

	Fiscal Year Ended September 30, 2025	Fiscal Year Ended September 30, 2024	Fiscal Year Ended September 30, 2023
United States	$447,983	$419,104	$482,630
Netherlands	35,479	44,694	54,088
Other	29,562	26,941	35,707
	$513,024	$490,739	$572,425

Long-lived assets shown below include property and equipment, net. The following represents long-lived assets where they are physically located:

	As of September 30,	As of September 30,
	2025	2024
United States	$160,343	$167,772
Netherlands	7,038	7,159
Other	13,345	13,397
	$180,726	$188,328

5.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill for the fiscal years ended September 30, 2025, 2024 and 2023:

Balance as of October 1, 2022	$157,825
Acquisitions - DSA[1]	2,828
Impairment - RMS	(66,367)
Balance as of September 30, 2023[2,3]	$94,286
Acquisitions - DSA	—
Impairment - RMS	—
Balance as of September 30, 2024[2,3]	$94,286
Acquisitions - DSA	—
Impairment - RMS	—
Balance as of September 30, 2025[2,3]	$94,286
1Goodwill for DSA acquisitions relates to measurement period adjustments during fiscal 2023 related to acquisitions in fiscal 2022.
2The accumulated impairment loss for the RMS segment was $302,220 at each of September 30, 2025, September 30, 2024, and September 30, 2023.
3All remaining goodwill relates to the DSA segment.

Fiscal Years 2025 and 2024

There were no changes in goodwill during fiscal years 2025 and 2024.

Fiscal Year 2023

The change in goodwill during fiscal year 2023 related primarily to measurement period adjustments in the DSA segment from the acquisition of Protypia, offset by goodwill impairment related to the RMS reporting unit (which is reported within the RMS segment).

During December 2022, the Company determined that as a result of the U.S. Attorney’s Office for the Southern District of Florida criminally charging employees of our then-principal supplier of NHPs, along with two Cambodian government officials, in November 2022, which led to the Company’s decision to refrain from selling or delivering any of its Cambodian NHPs held in the U.S. at that time, the uncertainty related to the Company’s ability to import NHPs from Cambodia and the decrease in its stock price, the carrying value of goodwill as of December 31, 2022, was required to be quantitatively evaluated. The carrying value of the Company’s goodwill by reporting unit was determined utilizing the income approach. Based on the Company’s quantitative goodwill impairment test, the fair value of the RMS reporting unit was less than the RMS reporting unit’s carrying value. As a result, a goodwill impairment loss of $66,367 was recorded within the RMS segment.
Intangible Assets
The following table displays intangible assets, net by major class:

	September 30, 2025
	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Customer relationships	$318,507	$(110,787)	$207,720
Intellectual property	56,546	(25,227)	31,319
Other	4,836	(3,678)	1,158
	$379,889	$(139,692)	$240,197

	September 30, 2024
	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Customer relationships	$317,672	$(82,683)	$234,989
Intellectual property	56,442	(18,718)	37,724
Other	4,837	(3,154)	1,683
	$378,951	$(104,555)	$274,396
The decrease in intangible assets, net during fiscal years 2025 and 2024 related primarily to the amortization of all intangible assets, partially offset by foreign exchange rate impact.
Amortization expense of definite-lived intangible assets for fiscal years 2025, 2024 and 2023 was $34,810, $34,790 and $34,681, respectively. As of September 30, 2025, estimated amortization of intangible assets for each of the next five fiscal years and in the aggregate thereafter is expected to be as follows:

	RUL[1] (in years)	2026	2027	2028	2029	2030	Thereafter	Totals
Customer relationships	8.0	$27,847	$27,662	$27,528	$26,391	$23,599	$74,693	$207,720
Intellectual property	4.9	6,472	6,472	6,472	6,472	4,767	664	31,319
Other	6.4	367	124	109	109	109	340	1,158
Total		$34,686	$34,258	$34,109	$32,972	$28,475	$75,697	$240,197
1RUL (in years) represents the weighted average remaining useful life.

6.    DEBT

Our indebtedness as of September 30, 2025 and September 30, 2024 is detailed in the table below. Refer below for discussion of the Revolving Credit Facility.

	September 30, 2025	September 30, 2024
Seller Note – Bolder BioPath (Related party)	$150	$376
Seller Note – Preclinical Research Services	—	464
Seller Payable - Orient BioResource Center	3,235	3,700
Seller Note – Histion (Related party)	—	84
Second Lien Notes	23,220	17,846
Convertible Senior Notes	116,440	109,979
Term Loan Facility, DDTL and Incremental Term Loans	268,654	272,840
Total debt before unamortized debt issuance costs	$411,699	$405,289
Less: Debt issuance costs not amortized	(9,576)	(11,950)
Total debt, net of unamortized debt issuance costs	$402,123	$393,339
Less: Current portion	(402,123)	(3,538)
Total Long-term debt	$—	$389,801
The following table summarizes the amount of maturities of our total debt for each of the next five fiscal years and thereafter:

	2026	2027	2028	2029	2030	Thereafter	Total
Debt	$6,337	$297,337	$131,667	$—	$—	$—	$435,341

If the Company’s results of operations in the twelve months following the date of this report do not improve relative to its fiscal 2025 results, it is probable that the Company will fail its financial covenants within twelve months of the balance sheet date. As a result, we have classified the Term Loan Facility, DDTL and Incremental Term Loans (each as defined below), the Notes and the Second Lien Notes as current. Refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies for the Company's analysis of Liquidity and Going Concern, including cross-default considerations.

Summary of Activity

Fiscal 2025

We did not enter into any new debt arrangements, or amend any existing debt arrangements.

Fiscal 2024
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
In connection with these transactions, $8,333 of the Notes were cancelled by the Company under the terms of the Purchase Agreement on the same date, such that the aggregate principal amount of Notes that remains outstanding is $131,667, which resulted in a gain on extinguishment of $1,860. The gain on extinguishment of debt is presented in Other (expense) income.
On August 7, 2024 and September 13, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Sixth and Seventh Amendments, respectively, to the Credit Agreement. The Sixth and Seventh Amendments waived the financial covenant tests under the Credit Agreement for the fiscal quarter ended June 30, 2024 through the fiscal quarter ended March 31, 2025. Additionally, the Seventh Amendment permitted the issuance of the Second Lien Notes. Refer below for further information related to these amendments.
On May 14, 2024 and June 2, 2024, the Company, the lenders party thereto, and the Agent, entered into the Fourth and Fifth Amendments, respectively, to the Credit Agreement. Refer below for further information related to those amendments.
Fair Value
Non-recurring
The Purchaser's Second Lien Notes and the Warrants were initially recorded based upon their respective relative fair values of the $22,000 aggregate principal of the Purchaser's Second Lien Notes. The assigned fair values were $17,232 for the Purchaser's Second Lien Notes and $4,768 for the Warrants. Refer to Note 12 - Stockholders Equity and Loss Per Share for discussion of the determination of the initial fair value of the Warrants.
The Company utilized a third-party valuation firm to assist with the estimation of the fair value of the Purchaser's Second Lien Notes as of the issuance date (September 13, 2024). The fair value of the Purchaser's Second Lien Notes was determined utilizing the Black-Derman-Toy Lattice Model (a "BDT Model”), which is a form of the income approach that utilizes Level 3 inputs. The BDT Model is a single factor model that incorporates the issuer's option to prepay a debt instrument if optimal, which occurs when interest rates decline, indicating that the holding value of the instrument exceeds the prepayment price. The significant assumptions used in the BDT Model for the Purchaser's Second Lien Notes were as follows: expected term, which was based on the remaining contractual term before the maturity date (2.39 years as of September 13, 2024); interest rate, which is stated (15.00%); the yield volatility (17.50%) and the estimated spread over the yield curve (15.18%).
Recurring
As of September 30, 2025 and September 30, 2024, the fair value of the Company’s term loan facility and the DDTL (as defined below) was $230,237 and $267,900, respectively, based on market pricing. As the fair value is based on significant other observable inputs, it is deemed to be Level 2 within the fair value hierarchy.
As of September 30, 2025 and September 30, 2024, the fair value of the Notes was $30,942 and $34,233, respectively, based on market pricing. As the fair value is based on significant other observable inputs, it is deemed to be Level 2 within the fair value hierarchy.
As the fair value of the Second Lien Notes is based on significant unobservable inputs, it is deemed to be Level 3 within the fair value hierarchy. We utilized a third-party valuation firm to assist with the estimation of the fair value of the Second Lien Notes as of September 30, 2025. The fair value of the Second Lien Notes was determined by first utilizing a BDT Model. The significant assumptions used in the BDT Model for the Second Lien Notes were as follows: expected term, which was based on the remaining contractual term before the maturity date (1.34 years as of September 30, 2025); interest rate, which is stated (15.00%); the yield volatility (15.00%) and the estimated spread over the yield curve (15.18%). Management reviewed the BDT Model in connection with other market activity and determined the fair value of the Second Lien Notes to be $23,256 as of September 30, 2025.
The book values of the Seller Notes and Seller Payable (as defined below), which are fixed rate loans carried at amortized cost, approximate the fair value based on current market pricing of similar debt. As the fair value is based on significant other observable outputs, it is deemed to be Level 2 within the fair value hierarchy.

Revolving Credit Facility
As of September 30, 2025, the Company had a $3,000 outstanding balance on the revolving credit facility. As of September 30, 2024, the Company had no outstanding balance on the revolving credit facility. Refer to the Consolidated Statements of Cash Flows for information related to borrowings and payments on the revolving credit facility during the twelve months ended September 30, 2025, 2024 and 2023.
Term Loan Facility, DDTL and Incremental Term Loans
Below are the weighted-average effective interest rates for the loans available under the Credit Agreement:

	Twelve Months Ended September 30,
	2025	2024	2023
Effective interest rates:
Term Loan	12.58%	11.39%	10.41%
Initial DDTL	12.53%	11.37%	10.41%
Additional DDTL	12.68%	11.50%	10.57%

On November 5, 2026, the Term Loan Facility, DDTL and Incremental Term Loans will mature, any amounts outstanding under the revolving credit facility will be due and payable, and the Credit Agreement will terminate.
Credit Agreement
On November 5, 2021, the Company, the Subsidiary Guarantors, the lenders party thereto, and the Agent, entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a term loan facility (the "Term Loan Facility") in the original principal amount of $165,000, a delayed draw term loan facility in the original principal amount of $35,000 (available to be drawn up to 18 months from the date of the Credit Agreement) (the “Initial DDTL” and together with the Additional DDTL, the “DDTL”) and a revolving credit facility in the original principal amount of $15,000. On November 5, 2021, the Company borrowed the full amount of the term loan facility, but did not borrow any amounts on the DDTL or the revolving credit facility.
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
Fourth Amendment to Credit Agreement
On May 14, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment provided that any charges or expenses attributable to or related to an agreement in principle (subsequently replaced by the Resolution Agreement and Plea Agreement) could be added back to the Company’s Consolidated EBITDA (up to $26,500) for purposes of the financial covenants under the Credit Agreement. Refer to Note 15 - Contingencies and Commitments for further discussion of the Resolution Agreement and Plea Agreement.
The fee consideration payable by the Company for each consenting lender party to the Fourth Amendment is 0.50% of the aggregate outstanding principal amount of the term loans held by each consenting term loan lender, to be paid in-kind and capitalized to the principal amounts of the term loans held by such lender.
Fifth Amendment to Credit Agreement
On June 2, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment, among other changes, permits charges or expenses attributable to or related to the Resolution Agreement and the Plea Agreement to be added back to the Company’s Consolidated EBITDA in an amount up to $28,500; excludes any direct effects to the Company resulting from the Resolution Agreement and the Plea Agreement from being deemed a material adverse effect under the Credit Agreement; permits liens on the Company and certain subsidiaries in favor of DOJ in connection with the Resolution Agreement and the Plea Agreement; provides that certain uncured or unwaived breaches of the terms and conditions of the Resolution Agreement and the Plea Agreement shall be considered an event of default under the Credit Agreement; and enables the lenders to cause, at their discretion, material foreign subsidiaries to be joined as guarantors of the Company’s obligations under the Credit Agreement. Refer to Note 15 - Contingencies and Commitments for further discussion of the Resolution Agreement and Plea Agreement.
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
As of September 30, 2025 and September 30, 2024, there were $1,297 and $1,563, respectively, in unamortized debt issuance costs related to the Second Lien Notes. For the twelve months ended September 30, 2025, the total interest expense was $6,290, including coupon interest expense of $3,983, accretion expense of $1,608, and amortization of debt discount and issuance costs of $699.
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
As of September 30, 2025 and 2024, there were $2,093 and $3,031, respectively, in unamortized debt issuance costs related to the Notes. For the twelve months ended September 30, 2025, the total interest expense was $11,681, including coupon interest expense of $4,282, accretion expense of $6,461, and the amortization of debt discount and issuance costs of $938. During the twelve months ended September 30, 2024, the total interest expense was $11,745, including coupon interest expense of $4,529, accretion expense of $6,270, and the amortization of debt discount and issuance costs of $946. During the twelve months ended September 30, 2023, the total interest expense was $11,089, including coupon interest expense of $4,515, accretion expense of $5,686, and the amortization of debt discount and issuance costs of $888.
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

7.    SUPPLEMENTAL BALANCE SHEET INFORMATION
As of September 30, 2025, one client of the RMS segment made up 12.2% of the Company's total trade receivables balance. As of September 30, 2024, no client made up more than 10.0% of the Company's total trade receivables balance.
Trade receivables and contract assets, net of allowances for credit losses consisted of the following:

	September 30, 2025	September 30, 2024
Trade receivables	$74,156	$65,867
Unbilled revenue	10,463	14,624
Total	84,619	80,491
Less: Allowance for credit losses	(6,397)	(6,931)
Trade receivables and contract assets, net of allowances for credit losses	$78,222	$73,560
Inventories, net consisted of the following:

	September 30, 2025	September 30, 2024
Raw materials	$1,651	$1,868
Work in progress	—	61
Finished goods	5,027	4,174
Research Model Inventory	41,675	14,870
Total	48,353	20,973
Less: Obsolescence reserve	(2,615)	(2,800)
Inventories, net	$45,738	$18,173
Prepaid expenses and other current assets consisted of the following:

	September 30, 2025	September 30, 2024
Advances to suppliers	$19,396	$36,516
Prepaid research models	3,502	4,993
Tax-related receivables	2,263	2,602
Note receivable	—	1,280
Insurance recovery receivables (1) (2)	16,961	—
Other	6,768	4,857
Prepaid expenses and other current assets	$48,890	$50,248

(1) As of September 30, 2025 and in connection with the proposed settlements of the Securities Class Action and the Derivative Actions (each as defined in Note 15 - Contingencies and Commitments), the Company recorded an $11,000 insurance recovery receivable related to funding the Proposed Securities Settlement and the Proposed Derivative Settlement (each as defined in Note 15 - Contingencies and Commitments). Refer to Note 15 - Contingencies and Commitments - Securities Class Action and Derivative Lawsuits for further discussion.

(2) In connection with the 2025 Cybersecurity Incident, the Company recorded a $4,033 insurance recovery receivable. Refer to Note 15 - Contingencies and Commitments - 2025 Cybersecurity Incident for further discussion.

The composition of other assets is as follows:

	September 30, 2025	September 30, 2024
Note receivable	$7,641	$6,082
Funded status of defined benefit plan	2,765	3,142
Finance lease right-of-use assets, net	2,900	652
Other	1,650	1,897
Other assets	$14,956	$11,773
The composition of property and equipment, net is as follows:

	September 30, 2025	September 30, 2024
Land and land improvements	$27,911	$30,768
Buildings and building improvements	142,149	140,485
Machinery and equipment	99,712	93,880
Furniture and fixtures	4,927	4,542
Other	3,307	3,355
Construction in progress	16,780	9,489
Total Cost	294,786	282,519
Accumulated depreciation	(114,060)	(94,191)
	$180,726	$188,328
Accrued expenses and other liabilities consisted of the following:

	September 30, 2025	September 30, 2024
Accrued compensation	$12,832	$10,851
Non-income taxes	3,491	4,409
Accrued interest	4,388	3,017
Current portion of long-term finance lease	495	211
Other	7,516	4,730
Resolution and Plea Agreements (1)	5,000	5,000
Settlement liability accrual (2)	11,000	—
Accrued expenses and other liabilities	$44,722	$28,218

(1) Pursuant to the Resolution Agreement and Plea Agreement, the Company paid $6,500 during fiscal 2024 and $5,000 during the fiscal year ended September 30, 2025 and expects to pay an additional $17,000 over multiple future years. Further, all interest accrued on the liabilities associated with the Resolution Agreement and Plea Agreement is payable at the time of the due date of the final payment, which is June 3, 2028. Therefore, accrued interest related to the Resolution Agreement and Plea Agreement is also presented within other long-term liabilities. Beginning in October 2024, interest accrues on the entire unpaid balance of the liabilities associated with the Resolution Agreement and Plea Agreement at an annual rate of 4.18%. Accordingly, the Company has included $12,792 and $17,000 in other long-term liabilities on its condensed consolidated balance sheets as of September 30, 2025 and September 30, 2024, respectively.

(2) As of September 30, 2025 and in connection with the proposed settlements of the Securities Class Action and the Derivative Actions, the Company recorded an $11,000 settlement liability accrual related to potential payments under the Proposed Securities Settlement and the Proposed Derivative Settlement. Refer to Note 15 - Contingencies and Commitments for further discussion.

The composition of fees invoiced in advance is as follows:

	September 30, 2025	September 30, 2024
Client deposits	$33,152	$24,898
Deferred revenue	18,360	17,088
Fees invoiced in advance	$51,512	$41,986
The composition of other liabilities is as follows:

	September 30, 2025	September 30, 2024
Long-term client deposits	$12,665	$16,966
Long-term finance leases	2,430	433
Other	498	564
Resolution and Plea Agreements (1)	12,792	17,000
Other liabilities	$28,385	$34,963

(1) Pursuant to the Resolution Agreement and Plea Agreement, the Company paid $6,500 during fiscal 2024 and $5,000 during the fiscal year ended September 30, 2025 and expects to pay an additional $17,000 over multiple future years. Further, all interest accrued on the liabilities associated with the Resolution Agreement and Plea Agreement is payable at the time of the due date of the final payment, which is June 3, 2028. Therefore, accrued interest related to the Resolution Agreement and Plea Agreement is also presented within other long-term liabilities. Beginning in October 2024, interest accrues on the entire unpaid balance of the liabilities associated with the Resolution Agreement and Plea Agreement at an annual rate of 4.18%. Accordingly, the Company has included $12,792 and $17,000 in other long-term liabilities on its condensed consolidated balance sheets as of September 30, 2025 and September 30, 2024, respectively.

8.    POST EMPLOYMENT BENEFITS
Defined Benefit Plan
The Company has a defined benefit plan in the U.K., the Harlan Laboratories UK Limited Occupational Pension Scheme (the "Pension Plan"), which operated through April 2012. As of April 30, 2012, the accumulation of plan benefits of employees in the Pension Plan was permanently suspended and therefore the Pension Plan was curtailed.

The following tables summarize the changes in the benefit obligation funded status of the Pension Plan and amounts reflected in the Company’s consolidated balance sheets as of September 30, 2025 and 2024.

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,
	2025	2024

Accumulated benefit obligation:	$14,223	$15,545

Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$15,545	$12,957
Other	270	254
Interest cost	772	741
Benefits paid	(1,002)	(684)
Foreign currency translation adjustment	69	1,328
Actuarial (losses) gains	(1,431)	949
Projected benefit obligation at end of period	14,223	15,545

Change in fair value of plan assets:
Fair value of plan assets, beginning of period	$18,687	$15,993
Actual (loss) gain on plan assets	(780)	1,764
Employer contributions	—	—
Foreign currency translation adjustment	83	1,614
Benefits paid	(1,002)	(684)
Fair value of plan assets, end of period	16,988	18,687
Funded status	$2,765	$3,142

In July 2024, the U.K. Court of Appeal upheld a ruling in the matter of Virgin Media Limited v NTL Pension Trustees II Limited, a decision that the Company was not a party to or involved in, that certain historical amendments for contracted out defined benefit schemes were invalid if they were not accompanied by the correct actuarial confirmation. The U.K. Government has now announced proposals to legislate in response to this case.  The Company and its U.K. pension scheme trustee will continue to review this development and consider whether this decision has any implications for the Pension Plan subject to completion of the legislative process in the UK and the detail of any relevant legislation once it is known.
The net periodic benefit costs, which are presented within general and administrative expenses, under the Pension Plan were as follows:

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,
	2025	2024	2023
Components of net periodic benefit expense (income):
Interest cost	772	741	733
Expected return on assets	(961)	(786)	(798)
Amortization of prior gain	(90)	(142)	(152)
Net periodic benefit income	$(279)	$(187)	$(217)
Gains (Losses) Related to Changes in Benefit Obligation
The actuarial losses during the twelve months ended September 30, 2025 were primarily due to the increased discount rate assumption. The actuarial gains during the twelve months ended September 30, 2024 were primarily due to decreased discount rate assumptions as a result of interest rate trends in the U.K. The actuarial gains during the twelve months ended

September 30, 2023 were due to a significant increase in the discount rate as a result of rising interest rates in the U.K. The remainder of the changes in both periods were cumulative translation adjustments and gains in asset values.
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
Assumptions
The major assumptions used in determining the net periodic benefit costs for the fiscal years ended September 30, 2025, 2024 and 2023:

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,
	2025	2024	2023
Discount rate	5.04%	5.67%	5.33%
Expected return on plan assets	5.20%	4.85%	4.96%
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
At September 30, 2025, we are decreasing our long-term rate of return assumption to 5.10% for pension plan assets. The major assumptions used in determining benefit obligations were as follows:

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,
	2025	2024	2023
Discount rate	5.87%	5.04%	5.67%
Rate of compensation increases	0.00%	0.00%	0.00%
Pension Plan Assets
The Company maintains target allocation percentages among various asset categories based on an investment policy designed to achieve long-term objectives of return, while mitigating downside risk and considering expected cash flows. The Company’s investment policy is reviewed from time to time to ensure consistency with long-term objectives.
Plan assets distribution was as follows:

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,
	2025	2024
Cash	11.03%	2.69%
Equity securities	—	3.47
Debt securities	88.97	91.05
Real estate mutual fund	—	1.10
Other	—	1.69
Total	100.00%	100.00%

The fair value of total plan assets by asset category and fair value hierarchy levels as of September 30, 2025 were as follows:

	Fair value as of September 30, 2025	Fair Value Measurements at Reporting Date Using:
		Level 1	Level 2	Level 3
Cash	$1,875	$257	$1,618	$—
Fixed income securities:
Investment grade corporate bonds	8,490	—	8,490	—
Government bonds	6,623	—	6,623	—
Total	$16,988	$257	$16,731	$—
The method of calculation of the fair value of each level of investment is described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies.
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
The method of calculation of the fair value of each level of investment is described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies.
Pension Funding and Payments
During the fiscal year ended September 30, 2025, the Company did not contribute to the Pension Plan and does not expect to contribute any amounts to the Pension Plan within the next twelve months.
Estimated pension benefit payments expected to be paid in cash in each of the next five years and in the aggregate for the following five years thereafter are as follows:

	2026	2027	2028	2029	2030	Thereafter	Total
Projected Benefit Payments	$1,262	$954	$1,023	$1,032	$977	$5,148	$10,396
Defined Contribution Plans
The Company has defined contribution benefit plans that cover its employees in the U.S., U.K. (the Group Personal Pension Plan) and the Netherlands. Defined contribution benefit expense for the twelve months ended September 30, 2025, 2024 and 2023 were $1,745, $2,807 and $4,596, respectively. During April 2024, the Company ceased contributing to its U.S. defined contribution plans.

9.    OTHER OPERATING EXPENSE
Other operating expense consisted of the following:

	Fiscal Year Ended September 30,
	2025	2024	2023
Acquisition and integration costs	$—	$70	$1,228
Restructuring costs (1)	1,454	3,374	4,625
Startup costs	2,282	3,278	6,858
Remediation costs	—	1,404	2,357
FNI Settlement Agreement (2)	(7,550)	—	—
Resolution Agreement and Plea Agreement (3)	—	28,500	—
Other costs	7,524	5,916	3,469
	$3,710	$42,542	$18,537

(1) Restructuring costs represent costs incurred in connection with the Company's site closures, site optimization strategy, the in-house integration of the Company’s North American transportation operations and Phase Two of the Company's site optimization program as discussed in Note 10 - Restructuring Costs.
(2) The proceeds received in connection with the settlement agreement with Freese and Nichols, Inc. (the "FNI Settlement Agreement") offset costs incurred to dispose of excess wastewater during previous years in addition to attorneys' fees in previous years and fiscal year 2025. Refer to Note 15 - Contingencies and Commitments for further discussion of the FNI Settlement Agreement.
(3) Amount relates to the charge recorded under the Resolution Agreement and Plea Agreement. Refer to Note 15 - Contingencies and Commitments for further discussion of the Resolution Agreement and Plea Agreement.

10.    RESTRUCTURING COSTS
During the fiscal year ended September 30, 2025, the Company initiated the next phase of its site optimization program to further improve and consolidate additional RMS facilities in the U.S. ("Phase Two"). In connection with Phase Two, the sale of two properties, which initially met the criteria for assets held for sale as of December 31, 2024 and March 31, 2025, were completed in September 2025 and June 2025, respectively.
During June 2022, the Company approved and announced a plan to close its facility in Cumberland, Virginia. Further, during fiscal year 2023, the Company announced restructuring and site optimization plan that included the following sites, which were identified for relocation of operations: Dublin, Virginia, Gannat, France, Blackthorn, U.K., RMS St. Louis, Missouri, Spain, Boyertown, Pennsylvania, Haslett, Michigan and Israel ("Phase One"). As of September 30, 2024, Phase One of the Company's restructuring and site optimization plans was complete.
For the fiscal years ended September 30, 2025, 2024 and 2023, the Company incurred other immaterial expenses that qualify as exit and disposal costs under GAAP, and does not expect further material charges as a result of the closures and planned site consolidations. Exit and disposal costs were charged to other operating expense.
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
Consideration for the sale consisted of (i) $1,000 in cash, (ii) an excess cash adjustment of $316, (iii) real property valued at $3,700, and (iv) a promissory note receivable in the aggregate amount of $2,453. The promissory note bears interest at a rate of 5.00% per annum, with quarterly payments of interest and principal payments on the first anniversary of the closing date, which we received during the fiscal year ended September 30, 2024, and at maturity on August 29, 2025. The sale included the Company’s 100.00% ownership in Israel RMS and Israel RMS’s 62.50% ownership interest in Israel CRS. Prior to the sale, the management team owned a 37.50% non-controlling ownership position in Israel CRS. The gain of $1,377 on the sale is presented within other income (expense). The combined (loss) income before taxes of the Israeli Businesses for the fiscal year ended September 30, 2023 was $62.
11.    LEASES
Right-of-use ("ROU") lease assets and lease liabilities that are reported in the Company’s consolidated balance sheets are as follows:

	September 30, 2025	September 30, 2024
Operating ROU assets, net	$46,358	$49,165

Current portion of operating lease liabilities	6,896	11,774
Long-term operating lease liabilities	44,344	40,010
Total operating lease liabilities	$51,240	$51,784

Finance ROU assets, net	$2,900	$652

Current portion of finance lease liabilities	495	211
Long-term finance lease liabilities	2,430	433
Total finance lease liabilities	$2,925	$644

The increase in operating right-of-use lease assets and lease liabilities in the twelve months ended September 30, 2025 was primarily related to modifications of leases in both the DSA and RMS segments. The increase in financing right-of-use lease assets and lease liabilities in the twelve months ended September 30, 2025 was primarily due to new vehicles leases associated with the insourcing of the Company's North American transportation operations.
Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the twelve months ended September 30, 2025, 2024 and 2023 were:

	Fiscal Year Ended September 30,
	2025	2024	2023
Operating lease costs:
Fixed operating lease costs	$13,459	$13,474	$11,790
Lease (income)	(2,537)	(3,003)	(3,039)
Financing lease costs:
Amortization of ROU asset expense	$397	$87	$39
Interest on finance lease liability	315	31	3
Total operating lease cost	11,634	10,589	8,793
The Company serves as lessor to a lessee in thirteen facilities. The gross rental income and underlying lease expense are presented net in the Company’s consolidated statements of operations. The gross rent receivables and underlying lease liabilities are presented gross in the Company’s consolidated balance sheets.
Supplemental cash flow information related to leases was as follows:

	Fiscal Year Ended September 30,
	2025	2024	2023
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,774	$12,003	$11,252

Non-cash lease activity:
ROU assets obtained in exchange for new operating lease liabilities	$7,177	$19,301	$15,831
ROU assets obtained in exchange for new finance lease liabilities	2,666	703	—
The weighted average remaining lease term and discount rate for the Company’s operating leases as of September 30, 2025, 2024 and 2023 were:

	Fiscal Year Ended September 30,
	2025	2024	2023
Weighted-average remaining lease term (in years)
Operating lease	9.56	9.25	6.71
Finance lease	5.75	4.21	1.81
Weighted-average discount rate (in percentages)
Operating lease	11.98%	11.71%	9.36%
Finance lease	12.56%	13.75%	4.86%
Lease duration was determined utilizing renewal options that the Company is reasonably certain to execute.

As of September 30, 2025, maturities of operating lease liabilities for each of the following five fiscal years and a total thereafter were as follows:

	Operating Leases	Finance Leases
2026	$12,240	$826
2027	10,526	797
2028	9,356	769
2029	8,516	707
2030	7,096	320
Thereafter	41,794	710
Total minimum future lease payments	89,528	4,129
Less interest	(38,288)	(1,204)
Total lease liability	$51,240	$2,925
12.    STOCKHOLDERS EQUITY AND LOSS PER SHARE
Share numbers and per share amounts are not presented in thousands within this Note 12 unless otherwise noted.
Stockholders’ Equity
Preferred Shares
As of September 30, 2025, 2024 and 2023, no preferred shares were outstanding.
Offering
On December 18, 2024, the Company entered into the Underwriting Agreement , relating to the public offering of 6,000,000 common shares at a purchase price per share to the public of $4.25. Pursuant to the Underwriting Agreement, the Company granted the underwriter a 30-day option to purchase up to an additional 900,000 common shares at the offering price, less underwriting discounts and commissions, which option was exercised in full and closed on December 30, 2024. Net proceeds from the offering were $27,524 after deducting the underwriting discounts and commissions and other offering expenses paid by the Company.
Warrants
The Warrants are classified as equity instruments, have an exercise price of $1.57 per share, are exercisable at any time on or after the closing date until September 13, 2034 and were initially recorded at a fair value of $4,768. Refer to Note 6 - Debt for further discussion of the transactions contemplated by the Purchase Agreement and the Fee Letter. The initial fair value of the Warrants was determined utilizing the Black-Scholes Model, which is a form of the income approach. Significant assumptions utilized in the Black-Scholes Model included stock price ($1.56 on September 13, 2024), volatility (70%), expected term (10 years) which is based on the remaining contractual time to expiration, and the risk free rate (3.66%).
Open Market Sales Agreement
On August 9, 2024, the “Company entered into an Open Market Sale AgreementSM with Jefferies LLC (the “Sale Agreement”), pursuant to which the Company may offer and sell up to $50,000 of the Company’s common shares (the "ATM Shares") from time to time in at-the-market offerings, through Jefferies LLC (“Jefferies”), acting as sales agent. Sales pursuant to the Sale Agreement will be made only upon instructions by the Company to Jefferies, and the Company cannot provide any assurances that it will issue any ATM Shares pursuant to the Sales Agreement. The Company has not yet sold any ATM Shares as of September 30, 2025.

Loss Per Share
The Company computes basic loss per share using the weighted average number of common shares outstanding. The Company computes diluted earnings per share using the if-converted method for preferred shares and convertible debt, if any, and the treasury stock method for stock options and restricted stock units.

(in thousands)	Fiscal Year Ended September 30,
	2025	2024	2023
Numerator:
Consolidated net loss	$(68,625)	$(108,885)	$(104,902)
Less: Net (loss) income attributable to noncontrolling interests	—	(440)	238
Net loss attributable to common shareholders	(68,625)	(108,445)	(105,140)

Denominator:
Weighted-average shares outstanding - Basic and Diluted	32,452	25,897	25,641
Anti-dilutive common share equivalents (1)	10,668	10,935	5,763
(1) For the fiscal year ended September 30, 2025, anti-dilutive common share equivalents are comprised of stock options, restricted stock units, 2,859,306 common shares issuable upon conversion of the Notes and 3,034,124 common shares issuable upon exercise of the Warrants. For the fiscal year ended September 30, 2024, anti-dilutive common share equivalents are comprised of stock options, restricted stock units, restricted stock awards, 2,859,306 common shares issuable upon conversion of the Notes and 4,146,250 common shares issuable upon exercise of the Warrants. For the fiscal year ended September 30, 2023, anti-dilutive common share equivalents are comprised of stock options, restricted stock units, restricted stock awards and 3,040,268 common shares issuable upon conversion of the Notes. These common share equivalents were outstanding for the periods presented, but were not included in the computation of diluted loss per share for those periods because their inclusion would have had an anti-dilutive effect.
Accumulated Other Comprehensive Loss
Within the consolidated statements of operations, foreign exchange gains and losses are recognized as a result of translations of non-functional currencies. In relation to the translation into U.S. dollars, except for defined benefit pension costs of the Pension Plan, the assets and liabilities of foreign operations are translated using the current exchange rate. For those operations, changes in exchange rates generally do not affect cash flows; therefore, resulting translation adjustments are made in shareholders' equity rather than in the consolidated statements of operations. The Pension Plan relates to a U.K. subsidiary, which currently records a valuation allowance against its net deferred tax assets.
As a result, income tax effects on the net activity have not been presented related to each component of other comprehensive loss for the fiscal years ended September 30, 2025, 2024 and 2023.
13    STOCK-BASED COMPENSATION

Share numbers and per share amounts are not presented in thousands within this Note 13 unless otherwise noted.
Summary of Equity Plans and Activity
The Company has stock-based compensation plans under which employees and non-employee directors may be granted stock-based awards such as stock options, restricted stock (“RSAs”), and restricted stock units (“RSUs”).
During fiscal years 2025, 2024 and 2023, the following share-based awards were made to certain employees, and their general terms and conditions are as follows:
•Stock options, which entitle the holder to purchase a specified number of common shares at an exercise price equal to the closing market price of common shares on the date of grant; typically vest over 3 years; and typically expire 10 years from date of grant or 30 days post-termination. In the case of the options issued in relation to the Envigo acquisition, the options expire 10 years from date of grant or 1 year post-termination.

•RSAs, which are restricted shares granted at no cost on the grant date and typically vest over 2 years. With respect to RSAs, recipients do have voting rights on the stock during the vesting period.
•RSUs, which represent an unsecured promise to issue at no cost a set number of common shares upon the completion of the vesting schedule, and typically vest from 1 to 5 years. With respect to RSUs, recipients do not have voting rights on the stock during the vesting period.
On March 13, 2025, the Company's shareholders approved an amendment to the Inotiv, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The amendment to the 2024 Plan increased the number of shares available for issuance under the 2024 Plan by an additional 2,250,000 common shares. On March 14, 2024, the Company's shareholders approved the 2024 Plan. As originally approved, the 2024 Plan provided for the issuance of up to 1,500,000 of the Company's common shares, plus the number of common shares remaining available for future grants under the Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”) as of March 14, 2024. Any common shares subject to an award under the 2024 Plan or 2018 Plan that expires, is forfeited or cancelled, is settled for cash or exchanged will become available for future awards under the 2024 Plan. Following the shareholders' approval of the 2024 Plan, awards can no longer be granted under the 2018 Plan. The Company currently grants equity awards from the 2024 Plan. As of September 30, 2025, 956,162 shares remained available for grants under the 2024 Plan.
The Company recognizes expense for all awards subject to graded vesting using the straight-line attribution method. The Company adjusts stock-based compensation expense for forfeitures in the period that a forfeiture occurs. The Company expenses the estimated fair value of stock options over the vesting periods of the grants.
The following table provides stock-based compensation by the financial statement line item in which it is reflected:

	Fiscal Year Ended September 30,
	2025	2024	2023
General and administrative	$6,028	$6,740	$7,844
Stock-based compensation, before income taxes	6,028	6,740	7,844
Provision for income taxes	(325)	(306)	(311)
Stock-based compensation, net of income taxes	$5,703	$6,434	$7,533
No stock-based compensation related costs were capitalized in fiscal years 2025, 2024 and 2023.
The weighted-average assumptions used to compute the fair value of options granted under the Black-Scholes Model for the fiscal years ended September 30, 2025, 2024 and 2023 were as follows:

	Fiscal Year Ended September 30,
	2025	2024	2023
Risk-free interest rate	4.13%	3.99%	4.29%
Dividend yield	—%	—%	—%
Volatility of the expected market price of the Company’s common shares	120.75%	117.16%	100.59%
Expected life of the options (years)	3.76	3.54	3.57
The volatility assumption used to determine the fair values of options granted for fiscal years 2025, 2024 and 2023 is based on historical stock price activity.

A summary of the Company’s stock option activity and related information for the year ended September 30, 2025, is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of September 30, 2024	2,392	$8.35
Granted	708	3.33
Exercised	(15)	2.07
Cancelled	(191)	11.50
Outstanding as of September 30, 2025	2,894	$6.95	7.05	$5
Exercisable as of September 30, 2025	1,636	$10.03	5.49	$5
Expected to vest as of September 30, 2025	1,257	$2.93	9.08	$—
The weighted-average grant date fair value of stock options granted was $2.58, $1.44 and $5.72 for fiscal years 2025, 2024 and 2023, respectively.
The total intrinsic value of options exercised during fiscal years 2025, 2024 and 2023 was $15, $23 and $230, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the exercise price.
A summary of the Company’s RSU activity for the year ended September 30, 2025 is as follows:

	Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding (non-vested) – September 30, 2024	1,527	$7.10
Granted	1,000	$2.80
Vested	(627)	$9.57
Forfeited	(19)	$2.41
Outstanding (non-vested) – September 30, 2025	1,881	$4.04
As of September 30, 2025, the total unrecognized compensation cost related to unvested RSUs was $4,712 and is expected to be recognized over a weighted-average service period of 1.29 years. The total fair value of the RSUs granted during the fiscal years ended September 30, 2025, 2024 and 2023 was $2,803, $1,513 and $3,908, respectively. The total fair value of RSUs vested during the fiscal years ended September 30, 2025, 2024 and 2023 was $2,209, $1,666 and $940, respectively.
14.    INCOME TAXES
The components of loss before income taxes are presented below:

	Fiscal Year Ended September 30,
	2025	2024	2023
Loss before income taxes:
U.S.	$(91,902)	$(135,913)	$(121,245)
Non-U.S.	4,134	5,153	(2,997)
Total loss before income taxes	$(87,768)	$(130,760)	$(124,242)

Significant components of the benefit for income taxes are presented below:

	Fiscal Year Ended September 30,
	2025	2024	2023
Current:
Federal	$319	$198	$4,490
State and local	242	5	967
Foreign	1,918	1,193	944
Deferred:
Federal	(18,517)	(18,954)	(20,560)
State and local	(2,801)	(4,019)	(4,807)
Foreign	(304)	(298)	(374)
Income tax benefit	$(19,143)	$(21,875)	$(19,340)

The effective income tax rate on continuing operations varied from the statutory federal income tax rate as follows:

	Fiscal Year Ended September 30,
	2025	2024	2023
Federal statutory income tax rate	21.0%	21.0%	21.0%
Increases (decreases):
State and local income taxes, net of Federal tax benefit, if applicable	2.7%	3.2%	3.3%
Goodwill	—%	—%	(3.5)%
Impact of foreign operations	(3.5)%	(1.2)%	(0.3)%
Sale of Israeli businesses	—%	—%	(0.8)%
Fines and penalties	—%	(4.6)%	—%
Other	(2.0)%	(0.8)%	1.1%
Valuation allowance changes	3.6%	(0.9)%	(5.2)%
Effective income tax rate	21.8%	16.7%	15.6%

Significant components of our deferred tax assets and liabilities are presented below as of the Company's fiscal year-end:

	September 30, 2025	September 30, 2024
Deferred tax assets:
Inventory	$1,926	$1,009
Allowance for credit losses	1,628	1,676
Domestic net operating loss carryforwards	16,707	16,343
Foreign net operating loss carryforwards	7,736	10,170
Foreign tax credit carryforwards	4,632	3,861
Capital loss carryforward	1,833	1,870
Stock compensation expense	3,020	3,017
Business interest limitation	28,207	19,948
Lease liabilities	12,507	12,450
Goodwill	6,069	7,739
Other	466	194
Total deferred tax assets	84,731	78,277

Deferred tax liabilities:
Prepaid expenses	(617)	(333)
Lease ROU assets	(11,845)	(12,123)
Accreted interest on convertible debt	(3,707)	(5,240)
Basis difference for property and equipment	(11,179)	(13,374)
Basis difference for intangible assets	(49,533)	(56,041)
Total deferred tax liabilities	(76,881)	(87,111)

Total net deferred tax liabilities	7,850	(8,834)

Valuation allowance for net deferred tax assets	(13,423)	(18,207)

Net deferred tax liabilities	$(5,573)	$(27,041)

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

The Company’s U.S. tax reporting group has a cumulative three-year loss. The valuation allowance related to the Company’s U.S. tax reporting group as of September 30, 2025, 2024 and 2023 was $5,991, $7,114 and $4,618, respectively, and the valuation allowance related to the Company's non-U.S. entities was $7,432, $11,093 and $11,757, respectively, as the Company does not believe that certain deferred tax assets will be realized in the foreseeable future. Payments made in fiscal years 2025, 2024 and 2023 for income taxes, net of refunds, amounted to $749, $1,843 and $7,146, respectively.

The cumulative undistributed earnings, projected as of September 30, 2025, of the Company’s non-U.S. subsidiaries, except the Deemed Repatriated Entities (as defined below), are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or withholding taxes has been made in the accompanying consolidated financial statements. A determination of the unrecognized deferred tax liability for the amount indefinitely reinvested is not practicable due to the complexities in the tax laws and assumptions we would have to make. Further, the Company’s intent regarding repatriation of retained earnings at certain non-U.S. subsidiaries, Envigo RMS Sarl, Envigo RMS GmbH, and

Envigo RMS, S.L. (collectively, the "Deemed Repatriated Entities"), is primarily driven by a change in our transfer pricing policy. Since any such additional taxes would generally be limited to foreign withholding, the tax effect of currency gains and losses, capital gains and state taxes, any additional taxes due to a repatriation would be immaterial, Accordingly, no deferred tax liability has been recorded as of September 30, 2025.

At September 30, 2025, the Company had domestic net operating loss carryforwards for federal tax purposes of $48,827, all of which may be carried forward indefinitely. State and local loss carryforwards totaled approximately $129,411. The majority of these loss carryforwards expire from September 30, 2028 through 2044; however, approximately $39,969 may be carried forward indefinitely, as they relate to states conforming to the provisions of the Tax Cuts and Jobs Act which allowed for an indefinite carryforward period of losses generated after December 31, 2017. The Company had non-U.S. net operating loss carryforwards of $40,617, which have been fully offset by valuation allowance. These losses may be carried forward indefinitely.

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon regulatory examination based on the technical merits of the position. The amount of the benefit for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position. As of September 30, 2025, there were no material uncertain tax positions based on any federal or state tax position.

The Company is no longer subject to U.S. Federal tax examinations for tax years before 2022 or state and local tax examinations for tax years before 2021, with limited exceptions. For federal purposes, the tax attributes carried forward could be adjusted through the examination process and are subject to examination 3 years from the date of utilization.
15.    CONTINGENCIES AND COMMITMENTS

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

In accordance with applicable accounting standards, the Company records a liability in its consolidated financial statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation, governmental proceedings and other contingencies are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, disgorgement, or punitive damages; or could result in a change in business practice.

Further, in accordance with applicable accounting standards, the Company records an asset in its consolidated financial statements relating to a recovery only when realization of the claim for recovery is deemed probable. An asset should be recognized to the extent that a loss has previously been recognized. Any expected proceeds in excess of a previously recognized loss or a recovery of a loss not yet recognized in the consolidated financial statements should be treated as a gain contingency.

Securities Class Action and Derivative Lawsuits

On June 23, 2022, a putative securities class action lawsuit (the "Securities Class Action") was filed in the United States District Court for the Northern District of Indiana, naming the Company and Robert W. Leasure and Beth A. Taylor as defendants, captioned Grobler v. Inotiv, Inc., et al., Case No. 4:22-cv-00045 (N.D. Ind.). The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and Rule 10b-5 promulgated thereunder, based on alleged false and misleading statements and material omissions regarding the Company’s acquisition of Envigo and its regulatory compliance. On September 12, 2022, Oklahoma Police Pension and Retirement System was appointed by the Court as lead plaintiff. Thereafter, on November 14, 2022, the lead plaintiff filed an amended complaint against the same defendants, in addition to John E. Sagartz and Carmen Wilbourn, that asserted the same claims along with a claim under Section 14(a) of the Exchange Act. On November 23, 2022, the lead plaintiff filed a further amended complaint against the aforementioned defendants asserting the same claims as the amended complaint and further alleging that false and misleading statements and material omissions were made concerning the Company’s non-human primate business. The purported class in the operative complaint includes all persons who purchased or otherwise acquired the Company’s common shares between September 21, 2021 and November 16, 2022, and the complaint seeks an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. On January 27, 2023, the defendants filed a motion to dismiss the amended complaint. That motion was fully briefed by April 28, 2023. On March 29, 2024, the Court issued a decision denying, in part, Defendants’ motion to dismiss. On September 25, 2025, the parties entered into a Stipulation and Agreement of Settlement to settle the Securities Class Action (the “Proposed Securities Settlement”).

The Company entered into the Proposed Securities Settlement to eliminate the uncertainty, burden, and expense of protracted litigation. The Proposed Securities Settlement does not assign or reflect any admission of wrongdoing or liability by the Company or the individual defendants, all of whom deny any wrongdoing. While the court preliminarily approved the Proposed Securities Settlement on October 3, 2025, it scheduled a final settlement hearing for January 27, 2026. The Proposed Securities Settlement is subject in all respects to court approval and there can be no assurance that the court will approve the Proposed Securities Settlement.

If approved by the court, the Proposed Securities Settlement will fully resolve the Securities Class Action claims against the Company and the individual defendants Robert W. Leasure, Beth A. Taylor, John E. Sagartz, and Carmen Wilbourn. As consideration for the Proposed Securities Settlement, the Company will cause to be paid a cash settlement payment of $8,750 (“Cash Payment”) to the members of the putative class, which is expected to include all persons and entities who purchased or otherwise acquired the Company’s common stock between September 21, 2021 and May 20, 2022 or who held shares of the Company’s common stock and were entitled to vote on matters necessary to effectuate the Company’s acquisition of Envigo RMS, LLC at a special meeting of the Company’s shareholders on November 4, 2021 (subject to certain exclusions). Plaintiff will seek attorneys’ fees and costs, the amount of which will be determined by the court and funded from the Cash Payment. The Company expects the Cash Payment to be fully funded by available insurance.

On September 9, 2022, a purported shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Indiana, naming Robert W. Leasure, Beth A. Taylor, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Grobler v. Robert W. Leasure, et al., Case No. 4:22-cv-00064 (N.D. Ind.) (the “Grobler Derivative Action”). On January 4, 2023, an additional shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Indiana, naming Robert W. Leasure, Beth A. Taylor, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Burkhart v. Robert W. Leasure, et al., Case No 4:23-cv-00003 (N.D. Ind.) (the “Burkhart Derivative Action,” and together with the Grobler Derivative Action, the “Federal Derivative Action”). The Federal Derivative Actions collectively assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, and waste of corporate assets, as well as violations of Sections 10(b), 14(a), and 21D of the Exchange Act arising out of the Company’s acquisition of Envigo and its regulatory compliance. The Court consolidated the Federal Derivative Actions on April 24, 2024, and Plaintiffs filed a consolidated complaint on June 24, 2024. The consolidated Federal Derivative Actions are currently stayed.

On April 20, 2023, a purported shareholder derivative lawsuit was filed in the State of Indiana Tippecanoe County Circuit Court, naming Robert W. Leasure, Beth A. Taylor, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Whitfield v. Gregory C. Davis, et al., Case No. 79C01-2304-PL-000048 (Tippecanoe Circuit Court) (the “Whitfield Derivative Action”). On June 2, 2023, an additional shareholder derivative lawsuit was filed in the Indiana Commercial Court of Marion County, naming Robert W. Leasure, Beth A. Taylor, Carmen Wilbourn, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Castro v. Robert W. Leasure, et al., Case No. 49D01-2306-PL-022213 (Marion Superior Court 1) (the “Castro Derivative Action,” together with the Whitfield Derivative Action, the “State Derivative Actions,” and together with the consolidated Federal Derivative Actions, the “Derivative Actions”). The State Derivative Actions collectively assert claims for breach of fiduciary duty, unjust enrichment, aiding and abetting breach of fiduciary duty, and waste of corporate assets arising out of the Company’s acquisition of Envigo and its regulatory compliance, and the Company’s non-human primate business. On August 24, 2023, the Castro Derivative Action was transferred to the Tippecanoe County Circuit Court and consolidated with the Whitfield Derivative Action. The consolidated State Derivative Actions are currently stayed.

On September 25, 2025, the Company reached an agreement in principle to settle the Derivative Actions (the “Proposed Derivative Settlement”). The Company agreed to the Proposed Derivative Settlement to eliminate the uncertainty, burden, and expense of protracted litigation. The Proposed Derivative Settlement does not assign or reflect any admission of wrongdoing or liability by the individual defendants or the Company as the nominal defendant, all of whom deny any wrongdoing. The Proposed Derivative Settlement is subject in all respects to court approval and there can be no assurance that the court will approve the Proposed Derivative Settlement.

If approved by the court, the Proposed Derivative Settlement will fully resolve the Derivative Actions, including all claims against individual defendants Robert W. Leasure, Beth A. Taylor, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, Scott Cragg, and Carmen Wilbourn, and the Company as a nominal defendant. The Proposed Derivative Settlement credits the plaintiffs in the Derivative Actions for the fact that the Company will receive $2,490 from certain of its insurers, which amount will be utilized by the Company as part of the Cash Payment to the members of the putative class in the Proposed Securities Settlement. The Proposed Derivative Settlement also involves the institution and maintenance of certain corporate governance measures by the Company, including, for a period of at least five years, having a separate Chief Executive Officer and Board Chairperson, maintaining a fully independent Board Chairperson, instituting certain guidelines for due diligence conducted in any future mergers and acquisitions, and maintaining a disclosure committee. Plaintiffs in the Derivative Actions will, in addition, seek attorneys’ fees, the amount of which will not exceed $2,250 and will be subject to court approval. The Company expects any award of attorneys’ fees to be fully funded by available insurance.

Based on the amounts included in the Proposed Securities Settlement and the Proposed Derivative Settlement, as of September 30, 2025, the Company has recorded an $11,000 liability, and an $11,000 receivable, related to the Securities Class Action and the Derivative Actions.

Privacy Class Actions

The Company has been named as a defendant in three putative class actions relating to the cybersecurity incident experienced in August 2025 (the “2025 Cybersecurity Incident”) pending in the United States District Court for the Northern District of Indiana: (1) Doyal v. Inotiv, Inc., Case No. 4:25-cv-00046 (filed on August 21, 2025); (2) Merrell v. Inotiv, Inc., Case No. 4:25-cv-00047 (filed on August 25, 2025); and (3) Wagner v. Inotiv, Inc., Case No. 4:25-cv-00049 (filed on September 2, 2025). The complaints filed in each action generally allege that the plaintiffs and the proposed class members were harmed when their personally identifying information and protected health information (together, “Private Information”) was impacted by the 2025 Cybersecurity Incident. The purported class includes all persons in the United States whose Private Information allegedly was impacted by the 2025 Cybersecurity Incident. The complaints seek (i) an order certifying the cases as class actions, (ii) unspecified amounts of monetary damages, restitution, punitive damages, attorneys’ fees and costs, and (iii) certain injunctive or equitable relief relating to (a) the safeguarding of proposed class members’ Private Information, and (b) the implementation of technical and administrative cybersecurity programs, procedures and controls. On October 21, 2025, the three putative class actions were consolidated under a new caption: In re: Inotiv, Inc. Data Incident Litigation, Case No. 4:25-CV-46-PPS-JEM. As a result of the consolidation, the plaintiffs filed an amended consolidated complaint on November 26, 2025. No case management order has been entered by the court, and no trial date has been set.

FNI Settlement

On January 13, 2022, the Company filed a complaint against Freese and Nichols, Inc. ("FNI") titled Envigo RMS Holding Corp. and Envigo Global Services, Inc. v. Freese and Nichols, Inc., Case No. 22-01-61647-CV, in the District Court of Jim Wells County, Texas, 79th Judicial District related to, among other things, FNI’s failure to design an adequately sized lagoon to dispose of the current wastewater and future wastewater from expanded operations. The complaint asserted claims against FNI for negligence, negligence per se, and breach of contract seeking damages and attorney fees and costs. On February 14, 2025, the Company (through two of its subsidiaries) entered into a Settlement Agreement (the “FNI Settlement Agreement”) with FNI to settle the lawsuit. The FNI Settlement Agreement provides that the parties fully resolve all claims set forth in such lawsuit, without any admission of liability, and that FNI will pay the Company $7,550 within 30 days following the date of the FNI Settlement Agreement. The Court granted the Company's Agreed Motion to Dismiss All Claims on March 27, 2025. The Company received the settlement payment in full prior to March 31, 2025. The $7,550 settlement payment is presented within other operating expense within the condensed consolidated statement of operations for the twelve months ended September 30, 2025.

Envigo Class Action

Envigo is a defendant in a purported class action and a related action under California’s Private Attorney General Act of 2004 (“PAGA”) brought by Jacob Greenwell, a former non-exempt employee of Envigo, on June 25, 2021 in the Superior Court of California, Alameda County ("Court"). The complaints allege that Envigo violated certain wage and hour requirements under the California Labor Code. PAGA authorizes private attorneys to bring claims on behalf of the State of California and aggrieved employees for violations of California’s wage and hour laws. The class action complaint seeks certification of a class of similarly situated employees and the award of actual, consequential and incidental losses and damages for the alleged violations. The PAGA complaint seeks civil penalties pursuant to the California Labor Code and attorney’s fees. On June 2, 2023, Envigo and the plaintiff signed a Memorandum of Understanding (“MOU”) that sets forth the parties’ intent to settle these matters for $795 which includes attorneys’ fees. On August 2, 2024, the parties entered into a Joint Stipulation of Class Action and PAGA Settlement and Release of Claims (the “PAGA Settlement Agreement”) that incorporated the material terms of the MOU and is subject to the Court's approval. The PAGA Settlement Agreement contains no admission of liability or wrongdoing by Envigo. The PAGA Settlement Agreement provides that, if the settlement is approved by the Court, the settlement amount would be paid in four quarterly installments, with the first one to be funded after the Court’s final approval of the settlement, and the following ones in the three subsequent quarters. A motion for preliminary approval of the settlement was granted by the Court on June 12, 2025, subject to the submission of a revised proposed order. The parties await the Court adopting the proposed order so that the settlement notice process may commence. The final approval hearing by the Court is scheduled for December 11, 2025. The Company took a reserve equal to the proposed settlement amount, which is included in accrued expenses and other current liabilities.

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

Pursuant to the Resolution Agreement and the Plea Agreement, the Company, Envigo and EGSI, among other matters, have agreed to: (i) make payments totaling $22,000 in fines, with $5,000 payable on each of June 3, 2025, 2026 and 2027, and $7,000 (plus accrued interest beginning on the sentencing date) payable on June 3, 2028; (ii) on June 3, 2024, pay $3,000, split between the Virginia Animal Fighting Taskforce and the Humane Society of the United States in recognition of assistance provided to the U.S. Government’s investigation; (iii) on June 3, 2024, pay $3,500 to the National Fish and Wildlife Foundation to fund environmental projects, studies, and initiatives in Cumberland County, Virginia; (iv) expend at least $7,000 ($2,500 by June 3, 2025, $2,500 by June 3, 2026, and $2,000 by June 3, 2027) for improvements to its facilities and personnel related to the welfare of animals; (v) provide a lien to the United States against sufficient Company assets to secure the deferred payments in connection with the $22,000 fine, which lien will be junior to only the lien provided by the Company to lenders under its credit facility as of April 1, 2024 and additional liens to secure up to $100,000 of additional debt; (vi) meet specified standards with respect to the health, safety and well-being of animals under the Company’s care; (vii) develop, adopt, implement, fund and comply with a comprehensive nationwide compliance plan related to applicable laws; and (viii) on January 20, 2025, appoint the Compliance Monitor to review the Company’s care of animals and compliance with certain laws, and to pay all associated costs, which Compliance Monitor shall serve for a term that expires on January 20, 2030, five years from appointment of the Compliance Monitor, unless the Company is released from probation prior to completion of the five-year term, in which case the monitorship term shall expire on January 20, 2028, three years from appointment of the Compliance Monitor, or two months after the completion of probation, whichever is later. In addition, the pleas result in Envigo and EGSI being subject to probation for up to five years, with the potential to end the term early at a minimum of three years if the Company complies with the elements of the resolution. Refer to Note 7 – Supplemental Balance Sheet Information for further discussion of payments associated with the Resolution Agreement and the Plea Agreement.

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

Management has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, Management has concluded that our disclosure controls and procedures were not effective as of September 30, 2025 because of the material weaknesses in internal control over financial reporting described below.

Notwithstanding the conclusion by Management that our disclosure controls and procedures as of September 30, 2025 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, Management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on that assessment, Management concluded that, as of September 30, 2025, the Company’s internal control over financial reporting was not effective, due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2022, Management identified the following material weaknesses in internal controls, which continued to exist as of September 30, 2025:

a.Management did not design and maintain effective controls over information technology general controls (ITGCs) for its enterprise resource planning system in which the research models and services business, as well as certain corporate functions, operate and certain ancillary applications that are relevant to the preparation of the consolidated financial statements throughout the year ended September 30, 2022, which resulted in ineffective business process controls (automated and IT-dependent manual controls) that could result in misstatements potentially impacting all of the financial statement accounts and disclosures. Specifically, management did not design and maintain: sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; and program change management controls to ensure that information technology (“IT”) program and data changes affecting financial information technology applications and underlying accounting records are authorized, tested, and implemented appropriately. As a result, business process controls (automated and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use data produced from systems impacted by the ineffective ITGCs were deemed ineffective at September 30, 2022, and were not remediated and therefore remained ineffective at September 30, 2025; and

b.Management did not have an adequate process in place to design and test the operating effectiveness of internal control over financial reporting in a timely manner or an adequate process in place to monitor and provide oversight over the completion of its assessment of internal control over financial reporting. As such, we determined that management did not effectively design and implement components of the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO framework) to address all relevant risks of material misstatement, including elements of the control environment, information and communication, control activities and monitoring activities components, relating to: (i) providing sufficient and timely management oversight and ownership over the internal control evaluation process; (ii) hiring and training sufficient personnel to timely support the Company’s internal control objectives; and (iii) performing timely monitoring and oversight to ascertain whether the components of internal control are present and functioning effectively. As a result, controls relevant to all business processes and related controls (including relevant entity level controls) were deemed ineffective at September 30, 2022, and were not remediated and therefore remained ineffective at September 30, 2025.

As a result of the material weaknesses described above, the Company’s management has concluded that, as of September 30, 2025, our internal control over financial reporting was ineffective. The material weaknesses did not result in any identified misstatements to our consolidated financial statements, and there were no changes to previously released financial results. The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report also audited the effectiveness of our internal control over financial reporting and has issued an adverse report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025, as set forth in their report in Item 8.

Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

As of the date of this Annual Report on Form 10-K, management has updated the design of several controls and modified process designs in an effort to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses, described above. Management's efforts have resulted in the effective design and management's testing has determined the effective operation of ITGCs over the enterprise resource planning system in which the discovery and safety assessment business, as well as certain corporate functions, operate and thus deemed remediated for fiscal 2025. Additionally, Management's efforts have resulted in the effective design and management's testing has determined the effective operation of ITGCs in connection with certain third party hosted applications utilized in connection with certain processes (e.g., equity-based compensation, payroll) and thus deemed remediated for fiscal 2025.

Furthermore, Management remediated design and operating deficiencies for some business processes and made progress on the design of controls related to other business processes in connection with our discovery and safety assessment business and certain corporate functions. Management performed testing over the related business processes covering fiscal 2025. While certain controls within the related business processes were tested and determined to be operating effectively throughout fiscal 2025, the material weaknesses related to our business processes over financial reporting cannot be considered completely remediated until the aggregate of the applicable controls, including the ITGCs discussed above, operate effectively for a sufficient period of time. The operating effectiveness of the aggregate of the applicable controls was not deemed sufficient to completely remediate the material weaknesses for fiscal 2025.

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

The material weaknesses cannot be considered remediated until the aggregate of the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts related to the material weaknesses in internal control over financial reporting described above, there have been no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B – OTHER INFORMATION
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).
ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Compliance with Section 16(a) of the Exchange Act and Corporate Governance
Any information required by this Item regarding our directors and compliance with Section 16(a) of the Exchange Act by our officers and directors will be included in the 2026 Proxy Statement under the sections captioned “Election of Directors” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference thereto. The information required by this Item regarding our corporate governance will be included in the 2026 Proxy Statement under the section captioned “Corporate Governance” and is incorporated herein by reference thereto.

Executive Officers
The information included under the caption “Information about our Executive Officers” in Part I, Item 1 herein is incorporated herein by reference in response to this item.
Audit Committee Financial Expert
The information required by this Item regarding the audit committee of the Board of Directors and financial experts will be included in the 2026 Proxy Statement under the section captioned “Committees and Meetings of the Board of Directors” and is incorporated herein by reference thereto.
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
ITEM 11 – EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to information in the 2026 Proxy Statement under the captions “Compensation of Executive Officers” and “Non-employee Director Compensation and Benefits.”
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the 2026 Proxy Statement under the sections captioned “Principal Shareholders” and “Equity Compensation Plan Information” is incorporated herein by reference.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to information in the 2026 Proxy Statement under the captions “Family Relationships” and “Certain Relationships and Related Transactions.”
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to information in the 2026 Proxy Statement under the caption “Fees to Independent Registered Public Accounting Firm.”

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

(3)	3.1	Second Amended and Restated Articles of Incorporation of Inotiv, Inc. as amended through November 4, 2021 (incorporated by reference to Exhibit 3.1 to Form 8-K filed November 5, 2021).

	3.2	Fourth Amended and Restated Bylaws of Inotiv, Inc., as amended through August 6, 2025 (incorporated by reference to Exhibit 3.2 to Form 10-Q filed August 7, 2025)

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

	4.2
Indenture, dated as of September 27, 2021, among Inotiv, Inc., the guarantor named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed September 27, 2021).

	4.3	Form of certificate representing the 3.25% Convertible Senior Notes due 2027 (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Form 8-K filed September 27, 2021).

	4.4	Description of Capital Stock (filed herewith).

	4.5	Form of Senior Indenture (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 (Registration No. 333-289957) filed on August 29, 2025).

	4.6	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 (Registration No. 333-289957) filed on August 29, 2025).

	4.7	Indenture, dated as of September 13, 2024, between the Company and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to Form 8-K filed September 19, 2024).

	4.8	Form of Note (incorporated by reference from Exhibit 1 to Annex I to Exhibit 4.7).

	4.9	Form of Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed September 19, 2024).

(10)	10.1	Shareholders Agreement, dated November 5, 2021, by and among Inotiv, Inc. and the shareholders signatory thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 5, 2021).

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

10.10	Employment Agreement, dated January 27, 2022, between the Company and Robert Leasure, Jr. (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 31, 2022).*

10.11	Offer Letter from the Company to Beth A. Taylor, dated February 20, 2020 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed May 14, 2020).*

10.12	Offer Letter from the Company to John Greg Beattie, dated February 8, 2021 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 14, 2021).*

10.13	Offer Letter from the Company to Jeff Krupp, dated December 29, 2021 (incorporated by reference to Exhibit 10.32 to Form 10-K filed December 12, 2023).*

10.14	Offer Letter from the Company to Brennan Freeman, dated June 18, 2021 (incorporated by reference to Exhibit 10.33 to Form 10-K filed December 12, 2023).*

10.15	Offer Letter from the Company to Andrea Castetter, dated October 13, 2023 (incorporated by reference to Exhibit 10.34 to Form 10-K filed December 12, 2023).*

10.16	Offer Letter from the Company to Adrian Hardy, dated June 4, 2024 (incorporated by reference to Exhibit 10.16 to Form 10-K filed December 4, 2024).*

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

10.22	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed January 31, 2022).*

10.23	Inotiv, Inc. 2024 Equity Incentive Plan, as amended March 13, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 13, 2025).*

10.24	Form of Non-Qualified Stock Option Award Agreement under the Inotiv, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Form 10-Q filed August 9, 2024).*

10.25	Form of Restricted Stock Unit Award Agreement (Employees) under the Inotiv, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Form 10-Q filed August 9, 2024).*

10.26	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the Inotiv, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Form 10-Q filed August 9, 2024).

10.27	Inotiv, Inc. Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 8, 2025).*

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

(19)	19.1	Insider Trading Policy (incorporated by reference to Exhibit 19 to Form 10-K filed December 4, 2024).

(21)	21.1	Subsidiaries of the Registrant (filed herewith).

(23)	23.1	Consent of Independent Registered Public Accounting Firm Ernst & Young US LLP (filed herewith).

(31)	31.1	Certification of Principal Executive Officer (filed herewith).

	31.2	Certification of Principal Financial Officer (filed herewith).

(32)	32.1	Written Statement of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	32.2	Written Statement of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

(97)	97.1	Inotiv, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to Form 10-K filed December 12, 2023).

	101.INS	Inline XBRL Instance Document

	101.SCH	Inline XBRL Taxonomy Extension Schema Document

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

	104	Cover Page Interactive Data File (embedded within the Inline XBRL).
_________________________________
*Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INOTIV, INC.

Date: December 5, 2025	By:	/s/ Robert W. Leasure, Jr.
Robert W. Leasure, Jr.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert W. Leasure, Jr.	President, Chief Executive Officer and Director	December 5, 2025
Robert W. Leasure, Jr.	(Principal Executive Officer)

/s/ Beth A. Taylor	Chief Financial Officer and Executive Vice President	December 5, 2025
Beth A. Taylor	(Principal Financial Officer)

/s/ Brennan Freeman	Vice President of Finance and Corporate Controller	December 5, 2025
Brennan Freeman	(Principal Accounting Officer)

/s/ R. Matthew Neff	Chairman of the Board of Directors	December 5, 2025
R. Matthew Neff

/s/ Nigel Brown	Director	December 5, 2025
Nigel Brown, Ph.D.

/s/ David Landman	Director	December 5, 2025
David Landman

/s/ Terry Coelho	Director	December 5, 2025
Terry Coelho

/s/ Michael Harrington	Director	December 5, 2025
Michael Harrington

/s/ John E. Sagartz	Director	December 5, 2025
John E. Sagartz, DVM, Ph.D., DACVP