Form 10-K/A
period 2025-09-30
Inotiv, Inc.
filed 2026-01-28
CIK 720154

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
As of January 23, 2026, 34,396,621 of the registrant’s common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Inotiv, Inc., (“we”, “us”, “our”, or the “Company”) for the fiscal year ended September 30, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on December 5, 2025 (the “Original Form 10-K”). We are filing this Amendment to include the information required by Part III, which was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, since we will not file our definitive proxy statement within 120 days after our fiscal year ended September 30, 2025.

This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K and Item 15 of Part IV of the Original Form 10-K and includes certain exhibits as noted therein. The cover page of the Original Form 10-K is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

Except as described above, no other changes have been made to the Original Form 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Form 10-K. This Amendment does not reflect events occurring after the date of the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the filing of our Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in our Original Form 10-K.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information relates to directors of the Company as of January 26, 2026. Information concerning the executive officers of the Company may be found in the “Information about our Executive Officers” under Item 1 of our Form 10-K as originally filed on December 5, 2025, which is incorporated herein by reference.

Name	Age	Position	Director Since	Term as Director Expires
Robert W. Leasure, Jr.	66	President, Chief Executive Officer and Director	2019	2028
R. Matthew Neff	70	Director and Chair of the Board	2017	2028
Nigel Brown, Ph.D.	62	Director	2021	2026
Terry Coelho	64	Director	2023	2026
Michael J. Harrington	63	Director	2024	2027
David Landman	70	Director	2023	2027
John E. Sagartz, DVM, Ph.D., DACVP	60	Director and Chief Strategy Officer	2018	2027

Robert W. Leasure, Jr. joined the Company as President and Chief Executive Officer and a director on January 12, 2019. Mr. Leasure serves as the managing partner and president of LS Associates LLC (“LS”), a management and turnaround firm formed in 2002. From September 2016 until Mr. Leasure’s employment, the Company engaged LS as a financial consultant. Mr. Leasure’s experience working with management teams in areas including strategic planning and implementation, problem solving, operations, mergers and acquisitions and financial transactions, and in particular Mr. Leasure’s experience leading the Company’s turnaround and current growth, well situate him for his role as President and Chief Executive Officer and as a director. Mr. Leasure’s current term on the Board expires at the 2028 Annual Meeting of Shareholders.
R. Matthew Neff was elected to the board on August 1, 2017 and was appointed as our Chairman of the Board on March 26, 2024. Mr. Neff is currently Executive Director and Board Member of Thompson Thrift Holding Company and is Senior Advisor to Evolution Capital Partners, a private equity firm. From July 2017 to May 2020, Mr. Neff was Of Counsel with Bingham Greenebaum Doll LLP. From August 2013 through June 2016, Mr. Neff served as Chairman, President and Chief Executive Officer of AIT Laboratories, a national toxicology lab headquartered in Indianapolis, Indiana. Mr. Neff joined AIT Laboratories after his tenure as President and Chief Executive Officer of CHV Capital, Inc., the venture capital subsidiary of Indiana University Health, a role he had held since 2007. Mr. Neff started his career as a practicing lawyer and Partner at Baker & Daniels. He then served as the Deputy to the Chairman of the Federal Housing Finance Board (now known as the Federal Housing Finance Agency) in the first Bush Administration. Thereafter, he became the co-founder and Chief Executive Officer of two Indianapolis companies: Circle Investors, an insurance holding company then chaired by former Vice President of the United States, Dan Quayle, and Senex Financial Corp., a healthcare receivables finance company. Mr. Neff served as the Chairman of the Board of Directors of Community Fairbanks Recovery Center through December 2022, and is a Life Governor of the Riley Children’s Foundation. Mr. Neff earned his bachelor’s degree and graduated a Phi Beta Kappa from DePauw University. He received his Juris Doctor degree from Indiana University. Mr. Neff’s legal expertise, financial acumen, knowledge of our industry and leadership background, including at AIT Laboratories, ideally situate him for service as a director. Mr. Neff’s current term on the Board expires at the 2028 Annual Meeting of Shareholders.

Nigel Brown, Ph.D. joined the Company’s Board as part of the Company’s acquisition of Envigo on November 5, 2021. Dr. Brown was initially elected to the Company’s Board in accordance with the terms of the Shareholders Agreement entered into as part of the acquisition of Envigo. Dr. Brown has been the Chief Executive Officer of Princeton Healthcare Advisory, LLC, a healthcare advisory firm, since 2015. Also, currently, Dr. Brown is an advisor to Rothschild & Co., Five Arrows Growth Capital, a financial advisory group. Dr. Brown has over 25 years of experience in the pharmaceutical, biotech, and contract research sectors, with particular expertise in pharmaceutical R&D. Trained as an analytical chemist, Dr. Brown has worked for a number of major pharmaceutical companies to develop, among other things, analytical methods in support of clinical drug metabolism and pharmacokinetic studies; LC/MS/MS technology for quantitative drug bioanalysis; and drug metabolism, pharmacokinetics, bioanalysis, genetic modeling, toxicology and manufacturing support. Dr. Brown also has extensive experience of deal-making in the pharmaceutical R&D sector, and has executed more than 25 deals spanning acquisition, divestiture, and strategic partnerships, with combined transaction value in excess of $10 billion. He served as Corporate Vice President of Business Development and Strategy for Covance, Inc. where he executed 19 transactions, including the strategic sale of Covance to LabCorp for $6.2 billion. Dr. Brown is a member of the board of directors of Universal Display Corporation. He holds an M.A. and D.Phil. from the University of Oxford, U.K., an M.B.A. from the Open University Business School, U.K., and held the Nestlé post-doctoral fellowship at Massachusetts Institute of Technology. He is extensively published in scientific and business literature and has advised governments and companies on policy formulation related to pharmaceutical R&D. Dr. Brown’s current term on the Board expires at the 2026 Annual Meeting of Shareholders.

Terry Coelho joined the Company’s Board of Directors in October 2023. Ms. Coelho is the Executive Vice President and CFO and a member of the board of directors of HOOPIKA Pharma Inc., a public, clinical-stage biopharmaceutical company focused on developing novel immunotherapies to fight cancer and chronic infectious disease. She has over 35 years’ experience as a business leader and senior executive, including more than 15 years in the biopharmaceutical sector with both multinational pharmaceutical and small biotechnology companies. Ms. Coelho previously served as the CFO of Gamida Cell Ltd., a public, commercial-stage biotechnology company focused on cell therapy, where she was instrumental in navigating a successful exit for the company. Prior to that role, she served as Vice President, CFO and Chief Business Development Officer of CinCor Pharma, Inc., where she led the successful IPO in January 2022, followed by a follow-on offering, prior to its sale to AstraZeneca for approximately $1.8 billion. Her previous experience includes serving as CFO of BioDelivery Sciences International, Balchem Corporation and Diversey, the finance lead for Novartis’ oncology hematology franchise and Global Head of Oncology Development Finance at Novartis, as well as various positions of increasing responsibility within Mars, Inc. Prior to assuming the CFO role at HOOPIKA, Ms. Coelho served as the Audit Committee Chair and a member of the Compensation Committee for that company. She is a founding advisory board member of the CFO Leadership Council (Charlotte and Raleigh chapters) and has served on Northeastern University’s MBA Finance Track advisory board and the University of North Carolina Charlotte Women in Business advisory board. Within the past five years, Ms. Coelho served as a member of the board of directors of Entero Therapeutics, Inc. (formerly First Wave Biopharma, Inc.). Ms. Coelho received her M.B.A. in Finance from the Instituto Brasiliero do Mercado de Capitais (IBMEC) in Rio de Janeiro, and her B.A. in International Studies and Economics from the American University School of International Service in Washington, D.C., summa cum laude. With more than fifteen years spent leading biopharmaceutical companies and major divisions of multinational pharmaceutical companies, Ms. Coelho is uniquely suited to help drive the Company’s strategy to be a provider of first choice to the pharmaceutical research and development community. Ms. Coelho’s current term on the Board expires at the 2026 Annual Meeting of Shareholders.

Michael J. Harrington was appointed to the Board on March 14, 2024. From 2013 to 2020, Mr. Harrington served as Senior Vice President, General Counsel of Eli Lilly & Company (“Lilly”). Prior to that, he held various other positions at Lilly, including Vice President and Deputy General Counsel of Global Pharmaceutical Operations, Vice President and General Counsel, Corporate, and managing director of Lilly’s New Zealand affiliate. In these positions, Mr. Harrington gained experience in legal and public policy issues, government and regulatory affairs, intellectual property, risk management, corporate governance and compliance, as well as digital and cybersecurity expertise developed through his prior oversight of Lilly’s information security program. Mr. Harrington is a member of the board of directors of Elanco Animal Health Incorporated, a global animal health company. He received his bachelor’s degree from Albion College and his Juris Doctor from the Columbia University School of Law. Mr. Harrington’s legal and operational experience, as well as his leadership background, ideally situate him for service as a director. Mr. Harrington’s current term on the Board expires at the 2027 Annual Meeting of Shareholders.

David Landman was appointed to the Board on January 24, 2023. Mr. Landman was designated by Jermyn Street as its representative to replace Mr. Cragg. Mr. Landman is a Senior Adviser at Perella Weinberg Partners, an independent international investment bank. Mr. Landman joined Perella Weinberg Partners as a Partner in 2007 and has served in London and New York as the Firm's Chief Operating Officer and Head of Capital Markets Advisory. He has been a member of the Firm's Management Committee and Executive Committee. Since 2016, Mr. Landman has been a Senior Adviser focused on capital markets and mergers and acquisitions advice. From 1987 to 2006, Mr. Landman was a Managing Director at Morgan Stanley International, where he was Head of European Capital Markets Execution, Investment Banking Chief Operating Officer, and a member of Morgan Stanley's Equity and Capital Commitment Committees, and European Executive Committee. During Mr. Landman's 35-year career, he has advised governments, boards, management teams and shareholders on over $100 billion of initial public offerings, equity capital new issues, and monetization. His sector expertise includes Health Care, Financials, Consumer, Telecommunications and Industrials. Prior to 1987, he was an Associate Attorney with White & Case LLP. Mr. Landman received a J.D./M.B.A. from the University of Chicago's Law School and Booth School of Business with a concentration in International Finance and an A.B. from Wesleyan University with high honors in Economics. Mr. Landman’s education and leadership experience ideally situate him for service as a director Mr. Landman’s current term on the Board expires at the 2027 Annual Meeting of Shareholders.

John E. Sagartz, DVM, Ph.D., DACVP, joined the Company as part of the Company’s acquisition of Seventh Wave Laboratories on July 2, 2018. Following the acquisition, Dr. Sagartz has served as the Company’s Chief Strategy Officer and joined the Company’s Board of Directors to help guide strategy in order to provide broader solutions and greater scientific expertise to the Company’s clients. Dr. Sagartz began his career as a toxicologic pathologist at Searle/Monsanto in 1996, and held positions of increasing responsibility as section head, director, preclinical development site head, and fellow, following Monsanto’s merger with Pharmacia. After Pfizer’s acquisition of Pharmacia in 2003, Dr. Sagartz founded Seventh Wave Laboratories where he served as President and Chief Executive Officer, and Chief Strategy Officer. Dr. Sagartz currently serves on the Board of Directors of the National Association for Biomedical Research. He received his Bachelor of Science and Doctor of Veterinary Medicine degrees from Kansas State University and, after completing residency training in anatomic pathology, earned his Doctor of Philosophy from The Ohio State University. Dr. Sagartz has the education and experience to provide strategic insight and industry knowledge to serve as Chief Strategy Officer for the Company and serve as a director. Dr. Sagartz’s current term on the Board expires at the 2027 Annual Meeting of Shareholders.

Board Independence

The Board of Directors has determined that, with the exception of Robert W. Leasure and John E. Sagartz, each of our current directors (Nigel Brown, Ph.D., Terry Coelho, Michael J. Harrington, David Landman and R. Matthew Neff) has no relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that such individuals meet the current independence requirements of the Nasdaq Marketplace Rules and the SEC.

Board Leadership Structure

The roles of Chair of Board and Chief Executive Officer are currently split into two positions, with Mr. Neff holding the position of Chair of the Board. The Board of Directors believes that separating these roles aligns the Company with best practices for corporate governance of public companies and accountability to shareholders. The Board also believes that this separation provides a leadership model that clearly distinguishes the roles of the Board of Directors and management. The separation of the Chair and Chief Executive Officer positions has historically allowed our Chief Executive Officer to direct his or her energy towards operational and strategic issues while the non-executive Chair focuses on governance and shareholders. The Company generally believes that separating the Chair and Chief Executive Officer positions enhances the independence of the Board of Directors, provides independent business counsel for our Chief Executive Officer, and facilitates improved communications between Company management and members of the Board of Directors. In addition, in connection with the proposed settlement of certain derivative lawsuits in January 2026, subject to final court approval, the Company agreed to maintain a separate Chair and Chief Executive Officer and a fully independent Chair, for a period of at least five years.

Oversight of Risk Management

It is management’s responsibility to manage our enterprise risks on a day-to-day basis. The Board of Directors is responsible for risk oversight by focusing on our overall risk management strategy and the steps management is taking to manage our risks. While the Board of Directors as a whole maintains ultimate oversight responsibility, the Board of Directors has delegated certain risk management oversight responsibilities to its various committees. The Audit Committee oversees management of market and operational risks that could have a financial impact, such as those relating to internal controls or liquidity. The Compensation Committee is responsible for overseeing risks related to our compensation programs, including structuring and reviewing our executive compensation programs, considering whether such programs are in line with our strategic objectives and incentivizing appropriate risk-taking. The Nominating/Corporate Governance Committee manages risks associated with governance issues, such as the independence of the Board of Directors and key executive succession.

In addition to its formal compliance programs, the Board of Directors encourages management to promote a corporate culture that understands risk management and incorporates it into the overall corporate strategy and day-to-day business operations of the Company. The Company’s risk management structure also includes an ongoing effort to assess and analyze the most likely areas of future risk for the Company and to address them in its long-term planning process.

Committees and Meetings of the Board of Directors

The Board of Directors has established Compensation, Audit and Nominating/Corporate Governance Committees. Scheduled meetings are supplemented by frequent informal exchanges of information and actions taken by unanimous written consents without meetings.

During fiscal 2025, no member of the Board of Directors attended fewer than 75% of the aggregate of the meetings of the Board of Directors and meetings of any committee of the Board of Directors of which he or she was a member. All of the members of the Board of Directors are encouraged, but not required, to attend the Company’s annual meetings of shareholders. All of our directors at the time attended the 2025 annual meeting of shareholders (the “2025 Annual Meeting”), in person or via the webcast.

The following chart shows the current members of, and the number of meetings held in fiscal 2025 by, each of the committees of the Board of Directors and the number of meetings held in fiscal 2025 of the Board of Directors:

Committee	Members	Meetings in Fiscal 2025
Compensation	David Landman (Chair)	5
	Nigel Brown, Ph.D.
	Terry Coelho
	R. Matthew Neff

Audit	Terry Coelho (Chair)	5
	Nigel Brown, Ph.D.
	Michael J. Harrington
	David Landman
	R. Matthew Neff

Nominating/Corporate Governance	Michael J. Harrington (Chair)	5
	Nigel Brown, Ph.D.
	Terry Coelho
	R. Matthew Neff

Board of Directors		19

Compensation Committee

The Compensation Committee is responsible for, among other matters:

•reviewing and approving corporate goals and objectives relevant to compensation and benefits for executive officers and evaluating executive officer performance in light of such goals and objectives;
•reviewing and approving all elements of each executive officer’s compensation, including annual base salary, annual incentive compensation opportunity, long-term incentive compensation opportunity, special benefits, and employment agreements, severance agreements, and change in control agreements, if appropriate;
•reviewing the Company’s compensation philosophy, and periodically reviewing, evaluating, and approving the Company’s peer group;
•reviewing and making recommendations to the Board of Directors with respect to incentive compensation plans and equity-based plans;
•overseeing the administration of the Company’s incentive compensation, equity-based and other employee benefit plans and arrangements;
•overseeing the process for identifying and addressing any material risks relating to the Company’s compensation policies and practices for all employees; considering the extent, if any, to which risks arising from the Company’s compensation policies and practices are reasonably likely to have any material adverse effects; and considering the extent, if any, to which incentive compensation programs encourage unnecessary or excessive risk taking;
•overseeing and monitoring the Company’s human capital management programs, policies, initiatives and results, including with respect to: talent management; culture; employee recruitment, training, development, promotion and retention; diversity and inclusion, equal employment opportunity and nondiscrimination; pay equity; and anti-harassment matters; and
•adopting, overseeing and administering any stock ownership guidelines, share retention policies, clawback policies or other compensation risk mitigation policies.

Audit Committee

The Audit Committee is responsible for, among other matters:

•appointing, compensating, retaining and overseeing the work of the independent auditor;
•evaluating the performance of the Company’s independent auditor;
•pre-approving all auditing services, internal control-related services and permitted non-audit services to be performed by the independent auditor;
•reviewing and discussing with management and the independent auditor the quarterly and annual financial statements to be included in the Company’s Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, respectively;
•reviewing and discussing management’s use of non-GAAP measures and metrics;
•overseeing risks related to the Company’s financial statements, the financial reporting process, and accounting matters;
•reviewing and discussing with management and the independent auditor any major issues as to the adequacy of the Company’s internal controls;
•reviewing and discussing the Company’s disclosure controls and procedures;
•reviewing and administering the Company’s related persons transactions policy and all related party transactions; and
•overseeing, reviewing and discussing with management, and reporting to the Board, the Company’s cybersecurity, information technology and data security risks and threats; the potential impact of those risks and threats on the Company’s business, operations and reputation; and management’s processes, procedures and actions to identify, assess, monitor, mitigate and remediate such risks and threats.
Nominating/Corporate Governance Committee

The Nominating/Corporate Governance Committee is responsible for, among other matters:

•overseeing the search for qualified individuals to serve on the Board of Directors;
•recommending nominees for election to the Board of Directors at each annual meeting of shareholders and to fill any vacancy;
•evaluating the re-nomination and continuing service of incumbent directors;
•overseeing the administration of the Board of Directors, including, at least annually, reviewing and recommending the appointment of directors to committees;
•recommending to the Board of Directors the Chairperson or lead independent director, as appropriate;
•overseeing the self-evaluations of the Board of Directors and its committees;
•overseeing the Company’s programs, policies and practices relating to corporate responsibility and sustainability, including environmental, social and governance matters;
•reviewing or leading the review of succession planning for the Company’s senior executive officers;
•retaining and terminating any search firm to be used to identify director candidates and approving the search firm’s fees and other terms and conditions of the search firm’s retention;
•overseeing the Company’s compliance with legal and regulatory requirements, other than matters regarding financial compliance (which are subject to oversight of the Audit Committee), including reviewing and approving the structure, operation and efficacy of the Company’s legal and regulatory compliance program, including the adequacy of the organization, responsibilities, plans, results, budget, membership, staffing and operations of the Company’s compliance function;
•reviewing and discussing any correspondence with regulators or governmental agencies which raise issues regarding the Company’s compliance with legal and regulatory requirements related to the Company’s business activities;
•discussing with counsel or other advisors matters that may have a material impact on the Company’s non-financial compliance policies and procedures; and
•overseeing the Company’s ethical compliance programs, including the Company’s Code of Business Conduct and Ethics, and annually, or more frequently as appropriate, reviewing the adequacy of the Code and recommending any proposed changes to the Board for approval.

Committee Independence and Audit Committee Financial Experts

The Board of Directors has adopted a written charter for each of the Compensation Committee, the Audit Committee and the Nominating/Corporate Governance Committee, each of which can be found under the Investors/Corporate Governance tab on our website at www.inotiv.com. Compensation Committee, Audit Committee and Nominating/Corporate Governance Committee members are not employees of the Company and, in the opinion of the Board of Directors, are “independent” (as defined by applicable Nasdaq and SEC rules and regulations, including those pertaining to committee members). The Board of Directors has determined that each of R. Matthew Neff and Terry Coelho is an “audit committee financial expert” (as defined by Item 407(d)(5)(ii) of Regulation S-K) based upon, among other criteria, their professional experience.

Recommended Candidates for Director

The Nominating/Corporate Governance Committee will consider candidates for director persons recommended by shareholders entitled to vote on the election of directors. Such recommendations must be made to the Board of Directors in writing and delivered to Inotiv, Inc., Attention: Corporate Secretary, 2701 Kent Avenue, West Lafayette, Indiana 47906. There is no fixed process for identifying and evaluating potential candidates to be nominees for directors, and there is no fixed set of qualifications that must be satisfied before a candidate will be considered. Rather, the Nominating/Corporate Governance Committee has the flexibility to consider such factors as it deems appropriate. These factors may include education, diversity, experience with business and other organizations comparable with the Company, the interplay of the candidate’s experience with that of other members of the Board of Directors, and the extent to which the candidate would be a desirable addition to the Board of Directors and to any of the committees of the Board of Directors. The Nominating/Corporate Governance Committee does not have a formal policy regarding the consideration of diversity in identifying director nominees, but the Nominating/Corporate Governance Committee does consider, among other things, a director nominee’s potential contribution to the diversity of background and experience of our Board of Directors, including with respect to age, gender, international background, race and specialized experience. The Nominating/Corporate Governance Committee will evaluate nominees for director submitted by shareholders in the same manner in which it evaluates other director nominees.

A shareholder who wishes to nominate an individual for director without the recommendation of the Nominating/Corporate Governance Committee must comply with the advance notice and informational requirements set forth in our Bylaws.

Board Diversity

Board composition is a critical area of focus for the Board, and the Board seeks representation across a range of attributes, including age, ethnicity, gender, international background, and race. The Board considers diversity in its review of Board composition and also takes into account industry knowledge, executive experience, operational experience, scientific and academic expertise, geography, and personal background of each member of the Board and potential nominees to join the Board. The emphasis throughout the process of identifying, evaluating, and nominating candidates and continuing members of the Board is to ultimately produce a group of directors that functions effectively as a leadership team.

The Board currently includes one female director and one racially/ethnically diverse director.

Family Relationships

There are no family relationships among the directors and executive officers of the Company.

Communications with the Board of Directors

Any shareholder who desires to contact members of the Board of Directors, including the non-management members as a group, may do so by writing to:

Corporate Secretary
Inotiv, Inc.
2701 Kent Avenue
West Lafayette, IN 47906
secretary@inotiv.com

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

Communications with the Audit Committee

Any person who would like to contact the Company for the purpose of submitting a complaint or concern regarding accounting, internal accounting controls, or auditing matters may do so via email, by writing to:

Chairman of the Audit Committee
auditcommittee@inotiv.com

Upon receipt of a complaint, the Chairman of the Audit Committee will follow a review process and actions provided for in the Audit Committee’s procedures to review and address the complaint.

Code of Business Conduct and Ethics

The Company maintains a Global Code of Business Conduct and Ethics applicable to all directors, officers and employees of the Company. The Global Code of Business Conduct and Ethics is available on the Company’s website at www.inotiv.com. We intend to disclose any changes in, or waivers from, our code of ethics applicable to any relevant officer on our website or by filing a Form 8-K with the SEC.

Insider Trading Policy; Anti-Hedging and Anti-Pledging Policy

We have an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees of the Company. The Insider Trading Policy is designed to promote compliance with insider trading laws, rules, and regulations and any applicable listing standards. The policy also requires the Company to comply with insider trading laws when transacting in its own securities.

Our Insider Trading Policy also prohibits our executive officers and directors from: pledging our stock; engaging in short sales of our stock; buying or selling put or call options or other derivative securities based on our stock; purchasing any financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds) or otherwise engaging in transactions that are designed to or have the effect of hedging or offsetting any decrease in the market value of our stock; and engaging in limit orders or other pre-arranged transactions that execute automatically, except for same-day limit orders and approved 10b5-1 plans.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act and the regulations promulgated thereunder require directors and certain officers and persons who own more than ten percent of any class of our voting securities to file reports of their ownership of our common shares and changes in their ownership with the SEC. Based on a review of reports filed by these reporting persons and written representations by our directors and executive officers, we believe that all of our directors, executive officers and persons who own more than ten percent of any class of our voting securities complied with all filing requirements applicable to them during fiscal 2025, except that Ms. Castetter filed one Form 4 late reporting the grant of stock options.

ITEM 11 – EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) section discusses the compensation awarded to, earned by, or paid to our named executive officers (“Named Executive Officers” or “NEOs”) for fiscal 2025, who were:

•Robert W. Leasure, Jr., our President and Chief Executive Officer;
•Beth A. Taylor, our Chief Financial Officer and Executive Vice President;
•John E. Sagartz, DVM, Ph.D., DACVP, our Chief Strategy Officer;
•Andrea M. Castetter, our Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer; and
•Adrian P. Hardy, Ph.D., our Chief Commercial Officer.

Compensation Committee and Process

During fiscal 2025, the Compensation Committee of the Board of Directors was responsible for administering the compensation and benefit programs for the Company’s team members, including its executive officers. The Compensation Committee annually reviews and evaluates cash compensation and stock option and other equity award recommendations from management along with the rationale for such recommendations, as well as summary information regarding the aggregate compensation provided to the Company’s executive officers. The Compensation Committee examines these recommendations in relation to the Company’s overall objectives.

In addition to reviewing market data as further described below, the Compensation Committee considers internal performance evaluations, strategic contributions, and each executive’s role in advancing the Company’s financial and operational priorities. No single factor is determinative, and the Compensation Committee exercises independent judgment in establishing compensation levels and performance objectives.

The Compensation Committee also considered the CEO’s evaluations of each of the other NEOs’ performance and his recommendations for any adjustments to their base salaries and incentive target award levels. It is important to note that the Compensation Committee retains full discretion to accept, reject, or modify the CEO’s recommendations, and the NEOs did not participate in these discussions. No officer participates in the decisions of the Board as to his or her compensation package. In addition, the CEO is not present during any Compensation Committee deliberations or voting with respect to his compensation.

Results of Prior Stockholder Advisory Vote on Executive Compensation

In establishing executive compensation, the Compensation Committee considers, among other factors, the results of the votes on the say-on-pay proposal when applicable. At the Company’s 2025 Annual Meeting of Stockholders, such proposal received 96% approval of votes cast on that proposal.

Compensation Philosophy and Objectives

Our compensation program aims to motivate our executives and other salaried employees to implement our business strategies and achieve improved company performance, all while upholding our core values. Although our compensation program covers key salaried employees, this CD&A specifically focuses on how our compensation policies and practices relate to our NEOs.

The Company’s executive compensation practices are affected by the highly competitive nature of the biotechnology industry. The Company has historically developed compensation packages for the Company’s executive officers that meet each of the following three criteria: (1) market compensation levels competitive with companies of similar size, geographic characteristics and performance to the Company; (2) performance-based "at risk" pay; and (3) shareholder-aligned incentives that are structured to create alignment between the shareholders and executives with respect to short-term and long-term objectives.

Use of Compensation Consultant

The Compensation Committee is authorized by its charter to retain independent compensation consultants and other advisors. For fiscal 2025 compensation decisions, the Compensation Committee engaged Meridian Compensation Partners LLC (“Meridian”), an independent compensation consulting firm, to serve as its independent consultant with respect to executive compensation programs. Meridian reports directly to the Compensation Committee.

Meridian provides various executive compensation consulting services to the Compensation Committee, which generally include advising the Compensation Committee on the principal aspects of our executive compensation program, advising on changing industry practices, and providing market information and analysis regarding the competitiveness of our program design.

To maintain the independence of the firm’s advice, the compensation consultant does not provide services or products of any kind to the Company or its affiliates or to their management, other than in its capacity as an advisor to the Board and its committees. The Compensation Committee has assessed the independence of Meridian pursuant to Nasdaq listing standards and SEC rules and concluded that no conflict of interest exists that would prevent Meridian from serving as an independent consultant to the Compensation Committee.

Market Comparisons

To assist in establishing the fiscal 2025 executive compensation, the Compensation Committee engaged Meridian to provide a market competitiveness analysis. These market assessments informed the Compensation Committee’s decisions regarding appropriate compensation levels for fiscal 2025, consistent with the Company’s compensation strategies, philosophies, and objectives. The Compensation Committee reviewed third-party compensation survey data, which generally reflected companies in similar sectors with revenue ranges comparable to the Company. When reviewing market analyses, the Compensation Committee typically references a range around the 50th percentile pay levels as a general point of comparison. However, the survey data is used as a directional reference rather than a prescriptive benchmark, and the Compensation Committee does not maintain a formal peer group or apply fixed percentile targets.

Executive Compensation Components and Fiscal 2025 Determinations

Base Salary. The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s level or responsibility, experience, knowledge, performance, and internal equity considerations. During fiscal 2025, the Compensation Committee approved base salary increases for each NEO,with half of the increase effective in May 2025 and the other half of the increase effective in September 2025, resulting in the base salary amounts for each NEO as follows as of the end of the applicable fiscal year:

Name	Fiscal 2024 Base Salary	Fiscal 2025 Base Salary
Robert W. Leasure, Jr.	$800,000	$850,000
Beth A. Taylor	$410,000	$434,600
John E. Sagartz, DVM, Ph.D., DACVP	$400,000	$418,000
Andrea M. Castetter	$385,000	$415,800
Adrian P. Hardy, Ph.D.	$378,000	$391,986

Cash Incentive Compensation. For fiscal year 2025, the Compensation Committee recognized that because the Company faced challenging economic conditions, coupled with market uncertainties that were outside its control, it could not reasonably establish performance metrics and goals for fiscal 2025, and therefore, any cash bonus amounts would be discretionary. However, the Compensation Committee decided to approve a target annual incentive award amount for each NEO for fiscal year 2025 that would be utilized as part of the Compensation Committee’s discretionary bonus determinations and that would constitute the “target annual incentive award amount” for purposes of the Company’s Executive Change in Control Severance Plan for the NEOs. The following target annual incentive award amounts were approved for each NEO:

Name	2025 Target Annual Incentive Award Amount
Robert W. Leasure, Jr.	$800,000
Beth A. Taylor	$100,000
John E. Sagartz, DVM, Ph.D., DACVP	$80,000
Andrea M. Castetter	$85,000
Adrian P. Hardy, Ph.D.	$80,000

Following the end of fiscal 2025, the Compensation Committee reviewed Company and individual performance during fiscal 2025, and while it recognized the substantial contributions made by the NEOs in fiscal 2025, the Compensation Committee determined that no annual cash bonus amounts would be paid to any of the NEOs relative to fiscal 2025 performance.

Long-Term Equity Awards. The Board of Directors and Compensation Committee believe that aligning the interests of our executives with those of our stockholders is essential to fostering long-term growth and value creation. To this end, the Company may grant discretionary equity awards to key executives, designed with the following objectives:

•Create Alignment with Stockholder Interests: Equity awards are intended to link executive compensation directly to the Company’s stock performance, encouraging a focus on long-term shareholder value.
•Promote Achievement of Long-Term Financial and Strategic Objectives: Equity awards incentivize executives to execute strategies that enhance the Company’s sustained financial health and strategic positioning over multiple years.
•Reward Long-Term Growth and Performance: By providing equity-based incentives, the Company recognizes and rewards executives for delivering sustained growth and achieving key performance milestones.
•Encourage Executive Retention: The structure of these awards aims to motivate executives to remain committed to the Company over the long term, reducing turnover and promoting stability.

The discretionary nature of these awards allows the Compensation Committee to tailor grants based on individual performance, strategic contributions, and overall Company performance, aligning the incentives with our long-term vision and shareholder interests.

With respect to equity awards granted in 2025, the Compensation Committee approved discretionary equity awards, consisting of stock options and restricted stock units (“RSUs”). The Compensation Committee believes that the mix of RSUs and stock options continues to promote sustained long-term performance and retention. When determining the amount of each equity award, the Compensation Committee considered factors including each NEO’s position and scope of responsibility, the importance of retaining the services of the NEO, and the NEO’s opportunity to drive Company performance and contributions to the long-term success of the Company.

Executive Employment and Severance Arrangements

The Company has an Executive Change in Control Severance Plan, in which all of the NEOs participate. The Company also has employment or offer letter arrangements with each of the NEOs. See “—Potential Payments Upon Termination or Change in Control” for additional information on these arrangements.

Compensation Risks

The Company has reviewed the elements of executive compensation to determine whether any portion of executive compensation encouraged excessive risk taking. It concluded that:

•The combination of base salary and incentive compensation, including annual incentive compensation and long-term incentive compensation, reduces the significance of any one particular compensation element.
•Vesting periods for equity compensation awards, which historically have consisted of option grants and RSUs, encourages long-term perspectives among award recipients.
•The Company's clawback policy provides for recovery of incentive-based compensation due to an accounting restatement.
•The Compensation Committee approves all NEO awards to ensure oversight, accountability, and transparency, thereby mitigating risks related to financial, reputational, and regulatory issues.
•The Company's performance goals are appropriately set in order to avoid targets that, if not met, result in a large percentage loss of compensation.

Based on the foregoing, we have concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Policies and Procedures Related to the Grant of Certain Equity Awards

The Company has established processes designed to ensure that the timing of any option grants and other awards to executive officers is not influenced by material nonpublic information (“MNPI”), and grants are generally made at least two days after the issuance of an earnings release and the filing of a Quarterly Report on Form 10-Q or Annual Report on Form 10-K, regardless of any upcoming announcements or events that could impact the Company’s share price. The Compensation Committee carefully reviews any potential MNPI before granting options and will delay a grant if necessary to avoid any appearance of impropriety related to the timing of the award.

With respect to the option awards disclosed in the table below, the Company filed a Current Report on Form 8-K disclosing the voting results from the Company’s 2025 annual meeting of shareholders on March 13, 2025, and the option award to Mr. Leasure that is disclosed below was made on March 14, 2025. The Company believes that a full trading day is sufficient time for the information in the Current Report on Form 8-K to be publicly disseminated and reflected in the price of the Company’s common shares.

The following table contains information required by Item 402(x)(2) of Regulation S-K about the stock options granted to Mr. Leasure in fiscal 2025 during the period from four business days before to one business day after the filing of the Company’s Current Report on 8-K described above.

Name	Grant date	Number of securities underlying the award	Exercise price of the award ($/Sh)	Grant date fair value of the award	Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic information
Robert W. Leasure, Jr.	3/14/2025	429,730	$2.79	$931,588	2.4%

Clawback Policy

We have a Compensation Recovery Policy as required by applicable Nasdaq listing standards (the "Clawback Policy"). The Clawback Policy applies to all incentive-based compensation, which is any compensation that is granted, earned, or vested based wholly or in part upon the attainment of a financial reporting measure, received by officers of the Company, as defined under Rule 16a-1(f) of the Exchange Act (“executive officers”).

The Clawback Policy applies in the case of an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The Clawback Policy provides that promptly following such an accounting restatement, the Compensation Committee will determine the amount of the erroneously awarded compensation, which is the excess of the amount of incentive-based compensation received by current and former executive officers during the three completed fiscal years immediately preceding the required restatement date over the amount of incentive-based compensation that otherwise would have been received had it been determined based on the restated amounts. The Company will provide each such executive officer with a written notice of such amount and a demand for repayment or return. If such repayment or return is not made within a reasonable time, the Clawback Policy provides that the Company will recover the erroneously awarded compensation in a reasonable and prompt manner using any lawful method, subject to limited exceptions as permitted by Nasdaq listing standards.

Tax Matters

Section 162(m) of the Code generally disallows a tax deduction to public companies for compensation of more than $1 million paid in any taxable year to certain current and former named executive officers. As a general matter, while the Compensation Committee is mindful of the benefit to the Company of the full deductibility of compensation, it believes that it should maintain flexibility in compensating the Company’s executive officers in a manner that can best promote our corporate objectives.

Report of Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

COMPENSATION COMMITTEE

David Landman (Chair)
Nigel Brown, Ph.D.
Terry Coelho
R. Matthew Neff

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is or has been an employee of the Company or any of the Company’s subsidiaries. There are no interlocking relationships between the Company and other entities that might affect the determination of the compensation of the Company’s executive officers.

Summary Compensation Table

The following table provides information regarding the compensation of our NEOs for the fiscal years ended September 30, 2025, 2024 and 2023:

Name	Principal Position	Year	Salary	Bonus[1]	Stock Awards[2]	Option Awards[2]	Non-Equity Incentive Plan Compensation	All Other Compensation[3]	Total
			($)	($)	($)	($)	($)	($)	($)
Robert W. Leasure, Jr.	President and Chief Executive Officer	2025	807,693	—	1,200,000	931,588		2,268	2,941,549
		2024	800,000	—	483,000	366,028	—	10,350	1,659,378
		2023	786,539	1,200,000	1,700,146	824,353	—	9,900	4,520,938

Beth A. Taylor	Chief Financial Officer and Executive Vice President	2025	413,785	—	111,698	21,225	—	3,561	550,269
		2024	410,000	—	32,200	38,194	—	3,312	483,706
		2023	403,135	50,000	89,563	—	—	8,023	550,721

John E. Sagartz	Chief Strategy Officer	2025	402,769	—	83,774	21,225	—	3,489	511,257
		2024	400,000	—	32,200	38,194	—	4,356	474,750
		2023	393,135	37,500	50,013	—	—	7,971	488,619

Andrea M. Castetter[4]	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer	2025	389,739	—	97,736	53,908	—	2,417	543,800

Adrian P. Hardy[4]	Chief Commercial Officer	2025	380,152	—	69,811	21,225	—	2,348	473,536

1_	Represents discretionary bonus amounts with respect to performance in the fiscal year shown, though are typically paid in the following fiscal year.
2_ \
Represents the aggregate grant date fair value of the RSUs and stock options granted in the applicable fiscal year in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The grant date fair value of the equity awards may vary from the actual amount ultimately realized by the NEO based on a number of factors. The factors include the Company's actual operating performance, common share price fluctuations, differences from the valuation assumptions used, the limited liquidity in the trading of the Company’s shares and the timing of exercise or applicable vesting. Assumptions used in the calculation of the grant date fair value are included in Note 13 to the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

3_	Represents Company matching contributions made to the named executive officer’s account in the Company's 401(k) plan and Company contributions to their Health Savings Account, as applicable.
4_	Compensation amounts for fiscal 2024 and 2023 for Ms. Castetter and Dr. Hardy are not required to be disclosed because they were not NEOs for those years.

Grants of Plan-Based Awards in Fiscal 2025

The following table summarizes the grants of plan-based awards made to our NEOs during the 2025 fiscal year.

Name	Grant Date	Date of Committee Action	All Other Stock Awards: Number of Shares of Stock or Units[1]	All Other Option Awards: Number of Securities Underlying Options[2]	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards[3]
			(#)	(#)	($/Sh)	($)
Robert W. Leasure, Jr.	3/14/2025	3/14/2025	429,730	—	—	1,200,000
	3/14/2025	3/14/2025	—	429,730	2.79245	931,588

Beth A. Taylor	2/21/2025	1/30/2025	—	6,500	4.205	21,225
	3/14/2025	3/11/2025	40,000	—	—	111,698

John E. Sagartz	2/21/2025	1/30/2025	—	6,500	4.205	21,225
	3/14/2025	3/11/2025	30,000	—	—	83,774

Andrea M. Castetter	1/15/2025	10/13/2023	—	10,000	4.2025	32,683
	2/21/2025	1/30/2025	—	6,500	4.205	21,225
	3/14/2025	3/11/2025	35,000	—	—	97,736

Adrian P. Hardy	2/21/2025	1/30/2025	—	6,500	4.205	21,225
	3/14/2025	3/11/2025	25,000	—	—	69,811

1_	Amounts in this column represent awards of RSUs which vest in full on March 14, 2027, subject to continued employment.
2_
Amounts in this column represent awards of stock options which have a three-year vesting period of 40% / 30% / 30% beginning on the first anniversary of the grant date, subject to continued employment.

3_	Represents the grant date fair value of the awards determined in accordance with FASB ASC Topic 718. The actual value to be realized by an NEO depends upon the appreciation in value of our stock and the length of time the award is held. No value will be realized with respect to any stock option award if our stock price does not increase following the grant date. For a description of the assumptions used in computing grant date fair value for stock option awards pursuant to ASC 718, see Note 13 to the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides details regarding outstanding stock-based awards for each of our NEOs as of September 30, 2025.

	Option Awards						Stock Awards

	Grant Date	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested[1]
Robert W. Leasure, Jr.	01/14/2019	55,000	—		$1.30	01/14/2029
	01/27/2020	45,000	—		$5.03	01/27/2030
	03/17/2022						110,000	[2]	$159,500
	02/17/2023	106,195	45,511	[3]	$7.91	02/17/2033
	08/10/2024	120,000	180,000	[4]	$1.61	08/10/2034	300,000	[5]	$435,000
	03/14/2025	—	429,730	[6]		03/14/2035	429,730	[7]	$623,109

Beth A. Taylor	02/15/2022						16,000	[2]_	$23,200
	12/15/2023	2,500	3,750	[8]	$3.09	12/15/2033
	08/10/2024	8,000	12,000	[9]	$1.61	08/10/2034	20,000	[10]	$29,000
	02/21/2025	—	6,500	[11]	$4.21	02/21/2035
	03/14/2025						40,000	[12]	$58,000

John E. Sagartz, DVM, Ph.D., DACVP	02/15/2022						12,000	[2]_	$17,400
	12/15/2023	2,500	3,750	[8]_	$3.09	12/15/2033
	08/10/2024	8,000	12,000	[9]_	$1.61	08/10/2034	20,000	[10]_	$29,000
	02/21/2025	—	6,500	[11]_	$4.21	02/21/2035
	03/14/2025						30,000	[12]_	$43,500

Andrea M. Castetter	01/15/2024	6,000	4,000	[13]	$4.17	01/15/2034
	08/10/2024	8,000	12,000	[9]_	$1.61	08/10/2034	20,000	[10]_	$29,000
	01/15/2025	—	10,000	[14]	$4.20	01/15/2035
	02/21/2025	—	6,500	[11]_	$4.21	02/21/2035
	03/14/2025						35,000	[12]_	$50,750

Adrian P. Hardy	11/05/2021	355,780	—		$9.93	11/05/2031
	12/15/2023	876	1,312	[15]	$3.09	12/15/2033
	08/10/2024	8,000	12,000	[9]_	$1.61	08/10/2034	20,000	[10]_	$29,000
	02/21/2025	—	6,500	[11]_	$4.21	02/21/2035
	03/14/2025						25,000	[12]_	$36,250

1 The market value of unvested stock awards is calculated using a value of $1.45 per share, which was the closing price of our common shares on Nasdaq on September 30, 2025, the last trading day of fiscal 2025.
2 RSUs that began vesting in five equal annual installments, beginning on the first anniversary of the grant date.
3 Options that vest on February 17, 2026.
4 These options vest under the following schedule: February 1, 2026 – 90,000; February 1, 2027 – 90,000.
5 RSUs that vest on February 1, 2026.
6 These options vest under the following schedule: March 14, 2026 – 171,892; March 14, 2027 – 128,919; March 14, 2028 – 128,919.
7 RSUs that vest on March 14, 2027.
8 These options vest under the following schedule: December 15, 2025 – 1,875; December 15, 2026 – 1,875.
9 These options vest under the following schedule: June 18, 2026 – 6,000; June 18, 2027 – 6,000.
10 RSUs that vest on June 18, 2026.
11 These options vest under the following schedule: February 21, 2026 – 2,600; February 21, 2027 – 1,950; February 21, 2028 – 1,950.
12 RSUs that vest on March 14, 2027.
13 These options vest under the following schedule: January 15, 2026 – 3,000; January 15, 2027 – 3,000.
14 These options vest under the following schedule: January 15, 2026 – 4,000; January 15, 2027 – 3,000; January 15, 2028 – 3,000.
15 These options vest under the following schedule: December 15, 2025 – 656; December 15, 2026 – 656.

Option Exercises and Stock Vested in Fiscal 2025

The following table sets forth certain information regarding stock options exercised by our NEOs in fiscal 2025 and RSUs held by our NEOs that vested in fiscal 2025.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise[1]	Number of Shares Acquired on Vesting	Value Realized On Vesting[2]
Name	(#)	($)	(#)	($)
Robert W. Leasure, Jr.	—	—	304,792	1,192,526
Beth A. Taylor	—	—	18,917	75,316
John E. Sagartz, DVM, Ph.D., DACVP	—	—	11,917	48,716
Andrea M. Castetter	—	—	—	—
Adrian P. Hardy, Ph.D.	—	—	—	—

[1]_	Equal to the number of shares acquired on exercise multiplied by the difference between the market price of one of the Company’s common shares on the date of exercise and the exercise price of the options.
[2]_	Equal to the number of shares vested multiplied by the closing price of one of the Company’s common shares on the date of vesting.

Potential Payments Upon Termination or Change in Control

Employment Agreements

Employment Agreement with Mr. Leasure. On January 27, 2022, the Company entered into a new employment agreement with Mr. Leasure (the "Leasure Employment Agreement"). Pursuant to the Leasure Employment Agreement, Mr. Leasure agrees to serve as the President and Chief Executive Officer of the Company for a term ending on January 27, 2027; provided that the term of the 2022 Employment Agreement will be automatically extended for successive one-year terms after the expiration of the initial term, unless either party gives notice of termination of Mr. Leasure's employment at least 90 days prior to the end of the then-current term. Mr. Leasure will (i) be entitled to receive an annual base salary of $750,000, subject to discretionary increases, (ii) have an annual target incentive opportunity of at least 100% of his base salary, a maximum incentive opportunity of at least 200% of his target incentive opportunity and a threshold incentive opportunity of at least 50% of his target incentive opportunity and (iii) be entitled to vacation in accordance with Company policy and reimbursement for ordinary and necessary business expenses. Mr. Leasure is also entitled to participate in the Company’s benefit plans and programs provided to Company executives generally, subject to eligibility requirements and other terms and conditions of those plans.

The Leasure Employment Agreement provides for certain non-competition, non-solicitation and confidentiality undertakings. Should Mr. Leasure’s employment be terminated by reason of Mr. Leasure’s death, by the Company without cause or in the event of Mr. Leasure’s disability (as defined in the Leasure Employment Agreement), or by Mr. Leasure for good reason, Mr. Leasure or his estate would be entitled to his base salary and a prorated portion of his annual incentive award for the year in which termination occurs, in each case through the effective date of the termination of his employment. If Mr. Leasure’s employment is terminated by the Company other than for cause, or by Mr. Leasure for good reason, in either case within 24 months after a change in control (as defined in the 2018 Plan) Mr. Leasure will be entitled to severance benefits as provided in the CIC Plan described above.

Offer Letter with Ms. Taylor. The Company entered into an offer letter with Ms. Taylor, dated February 20, 2020 in connection with her employment as Chief Financial Officer of the Company. The letter provided for an initial base salary of $240,000 per year with a discretionary annual incentive bonus opportunity, which is tied to company performance metrics and individualized achievements. Ms. Taylor is entitled to participate in the Company's benefits, including group health insurance, 401(k) plan and elective supplemental life and short-term disability insurance and receives 20 days of vacation per calendar year, as well as a total of 8 personal and sick days. Pursuant to the offer letter, Ms. Taylor was awarded 10,000 shares of restricted stock with a 24-month vesting period on the 90th day of her employment.

Employment Agreement with Dr. Sagartz. Dr. Sagartz’s employment agreement with the Company (the “Sagartz Employment Agreement”) renews for successive one year terms ending July 1st unless otherwise terminated by either party with prior written notice. The Sagartz Employment Agreement specifies a $250,000 annual salary, which may be increased from time to time by the Company. Dr. Sagartz is entitled to vacation in accordance with Company policy and reimbursement for ordinary and necessary business expenses and is also entitled to participate in the Company’s benefit plans and programs provided to Company executives generally, including as pertaining to incentive compensation, subject to eligibility requirements and other terms and conditions of those plans.

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

Offer Letter with Ms. Castetter. The Company entered into an offer letter with Ms. Castetter, dated October 23, 2023 in connection with her employment as General Counsel and Corporate Secretary of the Company. The letter provided for an initial base salary of $385,000 per year with a discretionary annual incentive bonus opportunity, which is tied to company performance metrics and individualized achievements. Ms. Castetter is entitled to participate in the Company's benefits, including group health insurance, 401(k) plan and elective supplemental life and short-term disability insurance and receives unlimited PTO per calendar year. Pursuant to the offer letter, Ms. Castetter was awarded 30,000 stock options to be granted evenly over a three-year period. The options are granted on the 15th of the month following the quarter of hire date and vest in three installments at 40%, 30% and 30% with the first vesting on the one-year anniversary of the grant date.

Offer Letter with Mr. Hardy. The Company entered into an offer letter with Mr. Hardy, dated June 4, 2024 in connection with his employment as Chief Commercial Officer of the Company. The letter provided for an initial base salary of $378,000 per year with a discretionary annual incentive bonus opportunity, which is tied to company performance metrics and individualized achievements. Mr. Hardy is entitled to participate in the Company's benefits, including group health insurance, 401(k) plan and elective supplemental life and short-term disability insurance and receives unlimited PTO per calendar year.

Executive Change in Control Severance Plan

On January 25, 2022, the Board of Directors approved, and on March 14, 2025, the Compensation Committee approved amendments to, the Inotiv, Inc. Executive Change in Control Severance Plan for certain of its senior executives (as amended and restated, the "CIC Plan"). The CIC Plan provides for certain payments and the vesting of certain equity awards upon a termination of a participant's employment by the Company without Cause (as defined below) or by the participant for Good Reason (as defined below) (each a "Qualifying Termination") within 24 months following a Change in Control (as defined below) of the Company. The Compensation Committee of the Board determines which executives of the Company become participants in the CIC Plan.

“Cause” is defined in the CIC Plan as the meaning set forth in an employment or consulting agreement or, if no such agreement or definition, as: (a) the refusal or neglect of the participant to perform substantially his or her services; (b) the participant’s personal dishonesty, incompetence, willful misconduct or breach of fiduciary duty; (c) the participant’s indictment for, conviction of or entering a plea of guilty or nolo contendere to a crime constituting a felony or his or her willful violation of any applicable law (other than a traffic violation or other offense or violation outside of the course of the provision of services which in no way adversely affects the Company or reputation or the ability of the participant to perform services; (d) the participant’s failure to reasonably cooperate, following a request to do so by the Company, in any internal or governmental investigation of the Company; or (e) the participant’s material breach of any written covenant or agreement with the Company.

"Good Reason" is defined in the CIC Plan as the occurrence of any of the following without the consent of the affected participant, subject to certain notice and cure rights: (i) a diminution of the participant's title, duties and responsibilities, (ii) a reduction in base salary or target bonus opportunity, and (iii) the relocation of the principal place of business where the participant provides services to the Company by more than 50 miles.

“Change in Control” is defined in the CIC Plan as the occurrence of any one of the following events: (a) any person or group becomes the Beneficial Owner (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of securities of the Company representing a majority of the combined voting power of the Company’s then outstanding securities (assuming conversion of all outstanding non-voting securities into voting securities and the exercise of all outstanding options or other convertible securities); (b) the consummation of a merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other corporation, other than (i) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent a majority of the combined voting power of the securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or (ii) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing a majority of the combined voting power of the Company’s then outstanding securities; or (c) the shareholders of the Company approve a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets, other than a sale or disposition by the Company of all or substantially all of the Company’s assets to an entity a majority of the combined voting power of the voting securities of which is owned by substantially all of the shareholders of the Company immediately prior to such sale in substantially the same proportions as their ownership of the Company immediately prior to such sale.

The CIC Plan provides for the following benefits upon a Qualifying Termination of a participant within 24 months following a Change in Control: (i) cash severance to be paid in a lump sum within 45 days of a Qualifying Termination in an amount equal to 1.0 to 3.0 times (depending upon the CIC plan tier to which the participant is assigned) the sum of the participant's base salary and target incentive award amount for the year of termination, plus a pro rata bonus for the year of termination; (ii) a prorated annual bonus equal to the product of the participant’s target annual incentive award amount for the year in which the termination occurs and a fraction, the numerator of which is the number of days the participant was employed during the applicable fiscal year and the denominator of which is the number of days in such fiscal year; (iii) continuation of participation in the Company’s group health, dental and vision plans for 18 months following termination at the same cost to the participant as the participant paid prior to termination; and (iv) up to $50,000 of outplacement services for 12 months following termination. With respect to the cash severance described in clause (i), the multipliers assigned to Tier I, Tier II and Tier III are 3.0 times, 2.0 times and 1.0 times, respectively. Receipt of severance benefits is conditioned on the delivery of a release from the participant and the participant's agreement to certain non-competition, employee and customer non-solicitation, confidentiality and non-disparagement restrictive covenants. The amount of severance benefits is subject to reduction in the event that the reduction would result in a greater after-tax benefit than the participant would receive if the participant received the full amount of the severance benefits and paid any excise tax required by Section 280G of the Code. The CIC Plan provides that in the event of a CIC, the terms of the applicable equity plan and award agreements shall control with respect to the treatment of outstanding equity awards held by the participant. The Committee has designated Robert W. Leasure, Jr., the Company's President and Chief Executive

Officer, as a Tier I participant in the CIC Plan and has designated Ms. Taylor, Dr. Sagartz, Ms. Castetter and Dr. Hardy as Tier II participants in the CIC Plan.

Equity Awards

Equity Awards under the 2024 Plan

The RSU award agreements under the 2024 Plan provide that upon a termination of employment due to death or disability, all of the unvested RSUs shall vest as of such termination date. The stock option award agreements under the 2024 Plan provide that upon a termination of employment due to death or disability, all unvested portions of the stock option on the shall vest as of such termination date.

The 2024 Plan provides the following with respect to the treatment of RSUs and stock options under the 2024 Plan:

•if another award that is substantially similar (a “Replacement Award”) is provided to the participant to replace a then-outstanding award under the 2024 Plan, and if the participant’s service is involuntarily terminated without cause (or, if provided in the applicable award agreement, terminated by the participant with good reason) within 24 months following the Change in Control (as defined in the 2024 Plan) all Replacement Awards held by the participant shall become fully vested and, in the case of Replacement Awards in the form of (a) full value awards, if service-based, such awards shall immediately vest in full, and if performance-based, such awards shall be deemed to be satisfied at target performance and shall immediately vest in full at that level; and (b) stock options and SARs shall immediately become exercisable in full (if performance-based, at the target level of performance) and shall remain exercisable for one year following the participant’s separation from service; and

•if a Replacement Award is not provided to the participant to replace a then-outstanding award under the 2024 Plan, then in the event of a Change in Control: (a) full value awards that are not vested and as to which vesting depends solely on the satisfaction of a service obligation shall become fully vested, and as to which vesting depends upon the satisfaction of one or more performance conditions shall immediately vest and all performance conditions shall be deemed satisfied as if target performance was achieved, and in each case shall be settled in cash, common shares or a combination thereof, as determined by the Compensation Committee, immediately prior to the effective time of such Change in Control; and (b) stock options and SARs that are not vested and as to which vesting depends solely on the satisfaction of a service obligation shall become fully vested and exercisable for such period of time prior to the effective time of the Change in Control as is deemed fair and equitable by the Compensation Committee, and as to which vesting depends upon the satisfaction of one or more performance conditions shall become fully vested and exercisable at the target level of performance for such period of time prior to the effective time of the Change in Control as is deemed fair and equitable by the Compensation Committee.

Equity Awards Under the 2018 Equity Incentive Plan

Prior to the adoption of the 2024 Plan, the Company granted equity awards under the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides the following with respect to the treatment of RSUs and stock options granted under the 2018 Plan:

All unvested portions of awards held by the participant on the date of the participant’s separation from service for any reason other than death or disability shall immediately be forfeited by such participant as of such date. All unvested portions of awards held by a participant on the date of the participant's death or separation from service due to the participant's disability shall vest immediately as of such date.

All vested portions of awards (other than vested portions of stock options) held by the participant on the date of the participant’s death or separation from service (for reasons other than Cause (as defined in the 2018 Plan)), as the case may be, shall be paid in accordance with the payout schedule applicable to vested awards; and all vested portions of stock options held by the participant on the date of the participant’s death or separation from service (for reasons other than Cause), as the case may be, shall remain exercisable for 30 days following such separation from service (but not beyond the expiration of the term of the stock option) except as otherwise provided below:

•If the participant retires, he or she may exercise all outstanding, vested options (or portions thereof) as of the date of retirement for a period of three months thereafter (but not beyond the expiration of the term of the stock option);
•If the participant becomes disabled, he or she may exercise all outstanding, vested options (or portions thereof) as of the date of disability for a period of 12 months thereafter (but not beyond the expiration of the term of the stock option); and
•If the participant dies, his or her beneficiary or estate, if no beneficiary, may exercise outstanding, vested options (or portions thereof) as of the date of the participant’s death for a period of 12 months thereafter (but not beyond the expiration of the term of the stock option).

Unless otherwise provided pursuant to any written agreement, if a participant incurs a separation from service for Cause, all awards held by a participant on the date of such separation from service for Cause, whether vested or unvested, shall immediately be forfeited by such participant as of such date.

In the event of a Change in Control, unless otherwise determined by the Compensation Committee at the time of grant or by amendment (with the award holder's consent) of such grant or as otherwise provided under the terms of any applicable agreement between the Company and an award recipient under the 2018 Plan or as otherwise determined by the Board of Directors pursuant to Section 4.4 of the 2018 Plan:

•With respect to any outstanding full value awards under the 2018 Plan, restrictions and vesting conditions applicable to the full value award that are based upon one or more performance factors shall lapse with respect to a pro-rata portion (based on the number of days from the beginning of the applicable performance period to and including the date of the Change in Control) of the number of shares subject to such full value award that would have been earned by the award holder (i) with respect to market-based goals, determined as the greater of the target goal or the transaction price with respect to the Company’s common shares on the effective date of the Change in Control, and (ii) with respect to performance-based goals, determined as the greater of the target goal or as determined by actual performance in accordance with the underlying plan formula as of the date of the Change in Control; and
•The Compensation Committee may, in its sole discretion, accelerate the payment date of all vested RSUs.

Potential Payments Upon Termination or Change in Control

The table below reflects the estimated value of compensation and benefits payable to each of our NEOs upon certain types of terminations or a change in control. The amounts in the table are based on a hypothetical termination of employment or change in control using a date of September 30, 2025, the last day of fiscal 2025. For purposes of the assumed bonus payments, the “target annual incentive award amount” approved by the Compensation Committee with respect to fiscal 2025 for each NEO, as described in the Compensation Discussion and Analysis below, is utilized and referred to as “target bonus” below.

Participant	Base Salary	Incentive Bonus Plan	Pro-Rata Incentive Bonus Plan *Assumes full target bonus	Benefits Continuation and Outplacement	Value of Accelerated Equity Awards	Total
	(a)	(a)	(b)	(c)	(d)

Robert Leasure Jr.
Termination due to death or disability (e)	$850,000	$—	$800,000	$—	$1,217,609	$2,867,609
Termination without cause or by executive for good reason not in connection with a change in control (e)	$850,000	$—	$800,000	$—	$—	$1,650,000
Qualifying termination following a change in control (f)	$2,550,000	$2,400,000	$800,000	$75,972	$1,217,609	$7,043,581

Beth Taylor
Termination due to death or disability	$—	$—	$—	$—	$110,200	$110,200
Termination without cause or by executive for good reason not in connection with a change in control	$—	$—	$—	$—	$—	$—
Qualifying termination following a change in control (f)	$869,200	$200,000	$100,000	$76,752	$110,200	$1,356,152

John Sagartz
Termination due to death or disability	$—	$—	$—	$—	$89,900	$89,900
Termination without cause or by executive for good reason not in connection with a change in control (g)	$418,000	$—	$80,000	$17,834	$—	$515,834
Qualifying termination following a change in control (f)	$836,000	$160,000	$80,000	$76,752	$89,900	$1,242,652

Andrea Castetter
Termination due to death or disability	$—	$—	$—	$—	$79,750	$79,750
Termination without cause or by executive for good reason not in connection with a change in control	$—	$—	$—	$—	$—	$—
Qualifying termination following a change in control (f)	$831,600	$170,000	$85,000	$50,000	$79,750	$1,216,350

Adrian Hardy
Termination due to death or disability	$—	$—	$—	$—	$65,250	$65,250
Termination without cause or by executive for good reason not in connection with a change in control	$—	$—	$—	$—	$—	$—
Qualifying termination following a change in control (f)	$783,972	$160,000	$80,000	$95,359	$65,250	$1,184,581

(a)
Represents cash payments upon termination, determined as follows; Mr. Leasure Jr. = 3 times base salary, plus 3 times target bonus; Ms. Taylor = 2 times base salary, plus 2 times target bonus; Dr. Sagartz = 2 times base salary, plus 2 times target bonus; Ms. Castetter = 2 times base salary, plus 2 times target bonus; and Dr. Hardy = 2 times base salary, plus 2 times target bonus.

(b)	Represents the target bonus amount for each NEO, which would have been pro-rated if the termination had occurred prior to the last day of the fiscal year
(c)
Represents continuation of health and welfare benefits for 18 months following termination at the same cost to the participant as the participant paid prior to termination and 12 months of outplacement services.

(d)	Amounts represent the value of any unvested RSUs and “in-the-money” stock options held by the NEO that would vest as a result of the specified termination event. With respect to RSUs, the value is calculated by multiplying the number of unvested RSUs that would vest by $1.45, the closing price of our common shares on September 30, 2025, and with respect to options, the value is calculated by multiplying the number of such unvested stock options that would vest by the difference between $1.45 and the exercise price of such stock options.
(e)	Amounts determined as prescribed within Mr. Leasure’s employment agreement, other than the value of accelerated equity awards which is determined by the applicable equity plan and award agreement.
(f)	The value of accelerated equity awards in this row would also apply in the event of a change in control where another award that is substantially similar is not provided to the NEO to replace a then-outstanding award.
(g)	Amounts determined as prescribed within Dr. Sagartz’s employment agreement.

CEO Pay Ratio Disclosure

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are required to disclose the ratio of the annual total compensation of our principal executive officer, our CEO, Mr. Leasure, to our median employee’s annual total compensation.

We used the following material assumptions to identify the median employee, to determine the median of the annual total compensation of all our employees and to determine the annual total compensation of the “median employee” and our CEO for fiscal 2025:

(a)We determined, as of September 30, 2025, our gross employee population of individuals working at our parent company and consolidated subsidiaries. This population consisted of our full-time, part-time, temporary and seasonal employees. Our employee population consisted of 2,189 employees based in the U.S. and Europe.
(b)We determined our median employee based on each employee’s base salary paid during fiscal 2025 as reflected in our payroll records. Once we identified our median employee, that employee’s annual total compensation was calculated using the same methodology required for disclosure of the annual total compensation of the CEO, under the requirements established by the SEC, in the Summary Compensation Table.

The CEO pay ratio reported below (i.e., the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees, except the CEO) was determined using reasonable estimates as permitted by SEC’s rules. This ratio should not be used as a comparison with pay ratios disclosed by other companies, as there may be material differences in the methodologies used by other companies to estimate their CEO pay ratios, as well as differences in worker populations, geographic locations, business strategies and compensation practices.

	CEO	Median Employee	CEO Pay Ratio
Annual Total Compensation	$2,941,549	$58,998	50:1

Non-Employee Director Compensation and Benefits

The Company’s compensation package for non-employee directors is generally comprised of annual cash retainers and equity awards. The annual pay package is designed to attract and retain highly-qualified, independent professionals to represent the Company’s shareholders and reflect the Company’s position in the industry. There were no changes to the annual compensation package for non-employee directors for fiscal 2025. Actual annual pay varies among directors based on Board committee memberships and committee chair responsibilities. The Company has not adopted guidelines with respect to non-employee director ownership of common shares. Directors who are employees receive no additional compensation for their service on the Board.

Cash Compensation

Cash compensation for non-employee directors during fiscal 2025 consisted of the following:

Type of Compensation	Annual Amount ($)
Retainer for Board membership	55,000
Retainer for Chairman of the Board	50,000
Retainer for Chair of the Audit Committee	20,000
Retainer for Chair of the Compensation Committee	15,000
Retainer for Chair of the Nominating/Corporate Governance Committee	10,000
Retainer for member of the Audit Committee other than Chair	10,000
Retainer for member of the Compensation Committee other than Chair	7,500
Retainer for member of the Nominating/Corporate Governance Committee other than Chair	5,000

Equity Awards

In fiscal 2025, each non-employee director received a grant of 39,392 RSUs on March 14, 2025, with a value of approximately $110,000. These RSUs vest on March 14, 2026 (or immediately prior to the 2026 annual meeting of shareholders if stepping down from the Board), provided that the individual continues to serve as a director of the Company through that date.

Beginning in fiscal 2025, directors have the ability to defer the settlement of the annual award of RSUs that they receive. Each of Mr. Brown and Mr. Neff elected to defer the settlement of his fiscal 2025 annual award of RSUs.

Business Expenses

The directors are reimbursed for their business expenses related to their attendance at the Company meetings, including room, meals, and transportation to and from Board and committee meetings. Directors are also encouraged to attend educational programs related to Board issues and corporate governance, which are reimbursed by the Company.

Non-Employee Directors’ Compensation Table

The following table shows information regarding the compensation of the Company’s non-employee directors for fiscal 2025.

Name	Fees Paid in Cash ($)	Stock Awards[1] ($)	Total ($)
Nigel Brown, Ph.D.	77,500	110,000	187,500
Terry Coelho	87,500	110,000	197,500
Michael J. Harrington	78,750	110,000	188,750
David Landman	75,000	110,000	185,000
R. Matthew Neff	128,750	110,000	238,750

1_
Represents the aggregate grant fair value of the RSUs granted in fiscal 2025 in accordance with FASB ASC Topic 718. The grant date fair value was calculated by multiplying the average of the high and low sales prices of our common shares on Nasdaq on the day immediately preceding the date of grant by the number of RSUs awarded. As of September 30, 2025, the non-employee directors held the following number of RSUs and stock options, respectively: Dr. Brown, 39,392 and 0; Ms. Coelho, 39,392 and 0; Mr. Harrington, 39,392 and 0; Mr. Landman, 39,392 and 0; and Mr. Neff, 39,392 and 10,000.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership of Certain Beneficial Owners and Management

The following table sets forth ownership of our common shares by (i) each person known by the Company to own of record or beneficially 5% or more of our common shares, (ii) each of our current directors, (iii) each of the Named Executive Officers, and (iv) all current executive officers and directors of the Company as a group, in each case based upon information available as of January 16, 2026 (unless otherwise noted). Percentage ownership is based on

34,394,971 shares of our common shares outstanding as of January 16, 2026. Unless otherwise stated, the address of each person is c/o Inotiv, Inc., 2701 Kent Avenue, West Lafayette, Indiana, 47906.

	Common Shares Beneficially Owned
Name	Number of Shares		Percent of Class
Directors and Named Executive Officers
R. Mathew Neff	161,102	[1]_	*
Terry Coelho	74,303	[1]_	*
Michael J. Harrington	76,892	[1]_	*
Nigel Brown, Ph.D.	104,929	[1]_	*
David Landman	216,243	[1]_	*
Robert W. Leasure, Jr.	1,640,190	[2]_	4.7%
Beth A. Taylor	95,343	[3]_	*
John E. Sagartz, DVM, Ph.D., DACVP	696,791	[4]_	2.0%
Andrea M. Castetter	21,600	[5]_	*
Adrian P. Hardy, Ph.D.	381,332	[5]_	1.1%

Current Directors and Executive Officers as a Group (13 persons)	3,670,159	[6]_	10.7%

1_
Includes 39,392 shares underlying RSUs that vest within 60 days. Each of Mr. Brown and Mr. Neff has elected to defer the settlement of these RSUs until he separates from service from the Board of Directors, subject to earlier payment for a Code Section 409A change in control.

2_
Includes 355,000 shares underlying RSUs that vest within 60 days, 307,403 shares underlying options exercisable within 60 days and 105,000 shares owned by an entity of which Mr. Leasure is the majority owner. Mr. Leasure has sole voting and dispositive power with respect to the shares owned by this entity and disclaims beneficial ownership thereof, except to the extent of his pecuniary interest therein.

3_	Includes 8,000 shares underlying RSUs that vest within 60 days and 2,600 shares underlying options exercisable within 60 days.
4_	Includes 6,000 shares underlying RSUs that vest within 60 days and 2,600 shares underlying options exercisable within 60 days.
5	Includes 2,600 shares underlying options exercisable within 60 days.
6
Includes 565,960 shares underlying RSUs that vest within 60 days, 324,503 shares underlying options exercisable within 60 days and 105,000 shares owned by an entity of which Mr. Leasure is the majority owner, as discussed in footnote 2 above.

Equity Compensation Plan Information

The following table provides information about outstanding equity awards and shares available for future issuance as equity awards as of September 30, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	Weighted-average exercise price of outstanding options, warrants and rights[2]	Number of securities remaining available for future issuance under equity compensation plans[3]
Equity compensation plans approved by security holders	4,774,446	$6.95	956,162

1_	Consists of 2,893,786 stock options and 1,880,660 RSUs.
2_
Represents the weighted average exercise price of outstanding stock options. Does not take into account the outstanding RSUs which, when settled, will be settled in our common shares on a one-for-one basis at no additional cost.

3_	Excludes securities reflected in the first column.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Family Relationships

There are no family relationships among the directors and executive officers of the Company.

Certain Relationships and Transactions

Since October 1, 2024, we have not been a party to any, and there are no currently proposed, transactions in which the amount exceeded or will exceed $120,000, and in which any director, executive officer or holder of more than 5% of any class of our voting stock, or any member of the immediate family of or entities affiliated with any of them, had or will have a material direct or indirect interest.

We maintain a written policy for the approval of any related person transactions. A “Related Person,” for purposes of our policy, means all directors and executive officers of the Company, any nominee for director of the Company, any immediate family member of a director, nominee for director or executive officer of the Company, and any holder of more than five percent (5%) of the Company’s common stock, or an immediate family member of such holder.

Under the Related Person Transaction Approval Policy, any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships in which the Company (including any of its subsidiaries) is or will be a participant and in which a Related Person has a direct or indirect interest (a “Related Persons Transaction”) must be approved by the Audit Committee, except that the following transactions, arrangements or relationships are exempt under the policy:
•payment of compensation by the Company to a director or executive officer of the Company for such person’s service to the Company in that capacity;
•transactions available to all employees or all stockholders of the Company on the same terms; and
•transactions that, when aggregated with the amount of all other transactions between the Company and the Related Person or any entity in which the Related Person has an interest, involve $120,000 or less in a fiscal year.

In determining whether to approve a Related Persons Transaction, the Audit Committee will consider the following:

•whether the terms are fair to the Company;
•whether the transaction is material to the Company;

•the role the Related Person has played in arranging the Related Person Transaction;
•the structure of the Related Person Transaction;
•the interests of all Related Persons in the Related Person Transaction; and
•whether the transaction has the potential to influence the exercise of business judgment by the Related Person or others.

A Related Person Transaction will only be approved by the Audit Committee if the Audit Committee determines that the Related Person Transaction is beneficial to the Company and the terms of the Related Person Transaction are fair to the Company.

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance – Board Independence.”

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees to Independent Registered Public Accounting Firm

The following table summarizes aggregate fees billed by EY for fiscal 2025 and 2024 for each of the following categories of services:

	Fiscal 2025	Fiscal 2024
Audit Fees –
Aggregate fees for annual audits of consolidated and subsidiary financial statements and internal control over financial reporting and quarterly reviews	$2,607,600	$2,565,435

Audit Related Fees –
Aggregate fees for assurance and related services	$170,000	$420,000

Tax Fees –
Income tax services related to compliance with tax laws	$—	$—

All Other Fees	$—	$—

There were no fees for services other than the above paid to EY during the periods indicated.

The Company’s policies require that the scope and cost of all work to be performed for the Company by its independent registered public accounting firm must be approved by the Audit Committee. Prior to the commencement of any work by the independent registered public accountants on behalf of the Company, the independent registered public accountants provide an engagement letter describing the scope of the work to be performed and an estimate of the fees. All fees were reviewed and approved by the Audit Committee during fiscal 2025 and 2024. Where fees charged by the independent registered public accounting firm exceed the estimate, the Audit Committee must review and approve the excess fees prior to their payment.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1. Financial Statements: See Index to Consolidated Financial Statements under Item 8 of the Original Form 10-K.

2. Financial Statement Schedules: Schedules are not required, are not applicable or the information is shown in the Notes to the Consolidated Financial Statements in the Original Form 10-K.

3. Exhibits: See Exhibit Index, which is incorporated herein by reference.

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

	4.3	Form of certificate representing the 3.25% Convertible Senior Notes due 2027 (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Form 8-K filed September 27, 2021).

	4.4	Description of Capital Stock (incorporated by reference to Exhibit 4.4 to Form 10-K filed December 5, 2025).

	4.5	Form of Senior Indenture (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 (Registration No. 333-289957) filed on August 29, 2025).

	4.6	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 (Registration No. 333-289957) filed on August 29, 2025).

	4.7	Indenture, dated as of September 13, 2024, between the Company and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to Form 8-K filed September 19, 2024).

	4.8	Form of Note (incorporated by reference from Exhibit 1 to Annex I to Exhibit 4.7).

	4.9	Form of Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed September 19, 2024).

(10)	10.1	Shareholders Agreement, dated November 5, 2021, by and among Inotiv, Inc. and the shareholders signatory thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 5, 2021).

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

(19)	19.1	Insider Trading Policy (incorporated by reference to Exhibit 19 to Form 10-K filed December 4, 2024).

(21)	21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Form 10-K filed December 5, 2025).

(23)	23.1	Consent of Independent Registered Public Accounting Firm Ernst & Young US LLP (incorporated by reference to Exhibit 23.1 to Form 10-K filed December 5, 2025).

(31)	31.1	Certification of Principal Executive Officer (incorporated by reference to Exhibit 31.1 to Form 10-K filed December 5, 2025).

	31.2	Certification of Principal Financial Officer (incorporated by reference to Exhibit 31.2 to Form 10-K filed December 5, 2025).

	31.3	Certification of Principal Executive Officer (filed herewith).

	31.4	Certification of Principal Financial Officer (filed herewith).

(32)	32.1
Written Statement of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (incorporated by reference to Exhibit 31.2 to Form 10-K filed December 5, 2025).

	32.2
Written Statement of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (incorporated by reference to Exhibit 32.2 to Form 10-K filed December 5, 2025).

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

INOTIV, INC.

Date: January 28, 2026	By:	/s/ Beth A. Taylor
Beth A. Taylor
Chief Financial Officer and Executive Vice President
(Principal Financial Officer)