Form 10-Q
period 2025-12-31
Inotiv, Inc.
filed 2026-02-09
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.
Commission File Number 000-23357
INOTIV, INC.
(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, IN (Address of principal executive offices)	47906 (Zip code)
(765) 463-4527
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	NOTV	The Nasdaq Stock Market LLC
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
Yes ☐     No ☒
As of January 30, 2026, 34,394,971 of the registrant's common shares were outstanding.

INOTIV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,	September 30,
	2025	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,732	$21,741
Trade receivables and contract assets, net of allowances for credit losses of $6,485 and $6,397, respectively	63,176	78,222
Inventories, net	44,320	45,738
Prepaid expenses and other current assets	43,543	48,890
Total current assets	163,771	194,591

Property and equipment, net	179,099	180,726
Operating lease right-of-use assets, net	56,285	46,358
Goodwill	94,286	94,286
Other intangible assets, net	231,478	240,197
Other assets	9,417	14,956
Total assets	$734,336	$771,114

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$42,595	$48,531
Accrued expenses and other current liabilities	41,148	44,722
Revolving credit facility	6,000	3,000
Fees invoiced in advance	37,028	51,512
Current portion of long-term operating lease	6,000	6,896
Current portion of long-term debt	405,773	402,123
Total current liabilities	538,544	556,784
Long-term operating leases, net	55,388	44,344
Other long-term liabilities	28,144	28,385
Deferred tax liabilities, net	3,236	5,573
Total liabilities	625,312	635,086

Contingencies and Commitments (Note 11)

Shareholders’ equity:
Common shares, no par value:
Authorized 74,000,000 shares at December 31, 2025 and at September 30, 2025; 34,394,971 issued and outstanding at December 31, 2025 and 34,357,251 at September 30, 2025	8,560	8,551
Additional paid-in capital	757,454	756,062
Accumulated deficit	(659,191)	(630,813)
Accumulated other comprehensive income	2,201	2,228
Total equity	109,024	136,028
Total liabilities and shareholders’ equity	$734,336	$771,114
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,
	2025	2024
Service revenue	$59,721	$53,557
Product revenue	61,158	66,319
Total revenue	$120,879	$119,876
Costs and expenses:
Cost of services provided (excluding depreciation and amortization of intangible assets)	43,739	39,244
Cost of products sold (excluding depreciation and amortization of intangible assets)	52,330	55,594
Selling	5,419	5,137
General and administrative	18,491	19,152
Depreciation and amortization of intangible assets	13,791	14,179
Other operating expense	3,439	2,077
Operating loss	$(16,330)	$(15,507)
Other expense:
Interest expense, net	(13,463)	(13,838)
Other expense	(223)	(463)
Loss before income taxes	$(30,016)	$(29,808)
Income tax benefit	1,638	2,178
Consolidated net loss	$(28,378)	$(27,630)

Loss per common share
Net loss attributable to common shareholders:
Basic	$(0.83)	$(1.02)
Diluted	$(0.83)	$(1.02)
Weighted-average number of common shares outstanding:
Basic	34,370	27,160
Diluted	34,370	27,160

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2025	2024
Consolidated net loss	$(28,378)	$(27,630)
Foreign currency translation	(4)	(2,130)
Defined benefit plan:
Pension cost amortization	71	66
Foreign currency translation	(94)	(249)
Other comprehensive loss, net of tax	(27)	(2,313)
Consolidated comprehensive loss	(28,405)	(29,943)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except number of shares)
(unaudited)

	Common Shares		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total shareholders’ equity
	Number	Amount
Balance at September 30, 2025	34,357,251	$8,551	$756,062	$(630,813)	$2,228	$136,028
Consolidated net loss	—	—	—	(28,378)	—	(28,378)
Issuance of common shares	—	—	—	—	—	—
Issuance of stock under employee stock plans	37,720	9	10	—	—	19
Stock-based compensation	—	—	1,382	—	—	1,382
Pension cost amortization	—	—	—	—	71	71
Foreign currency translation adjustment	—	—	—	—	(98)	(98)
Balance at December 31, 2025	34,394,971	$8,560	$757,454	$(659,191)	$2,201	$109,024

	Common Shares		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total shareholders’ equity
	Number	Amount
Balance at September 30, 2024	26,015,129	$6,466	$724,789	$(562,163)	$1,412	$170,504
Consolidated net loss	—	—	—	(27,630)	—	(27,630)
Issuance of common shares	6,900,000	1,725	25,799	—	—	27,524
Issuance of stock under employee stock plans	1,520	—	1	—	—	1
Stock-based compensation	—	—	1,770	—	—	1,770
Pension cost amortization	—	—	—	—	66	66
Foreign currency translation adjustment	—	—	—	—	(2,379)	(2,379)
Other	801,013	200	(223)	(1)	—	(24)
Balance at December 31, 2024	33,717,662	$8,391	$752,136	$(589,794)	$(901)	$169,832
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2025	2024
Operating activities:
Consolidated net loss	$(28,378)	$(27,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,791	14,179
Employee stock compensation expense	1,382	1,770
Changes in deferred taxes	(2,337)	(2,802)
Provision for expected credit losses	383	(453)
Amortization of debt issuance costs and original issue discount	1,404	1,288
Non-cash interest and accretion expense	2,718	3,076
Other non-cash operating activities	(39)	643
Changes in operating assets and liabilities:
Trade receivables and contract assets	14,686	3,391
Inventories	1,414	(13,632)
Prepaid expenses and other current assets	12,304	19,606
Operating lease right-of-use assets and liabilities, net	221	(353)
Accounts payable	(4,230)	(7,240)
Accrued expenses and other current liabilities	(3,620)	(2,343)
Fees invoiced in advance	(14,479)	5,071
Other asset and liabilities, net	(653)	932
Net cash used in operating activities	(5,433)	(4,497)

Investing activities:
Capital expenditures	(5,180)	(4,459)
Net cash used in investing activities	(5,180)	(4,459)

Financing activities:
Payments on revolving credit facility	—	(20,000)
Payments on senior term notes and delayed draw term loans	(1,428)	(691)
Borrowings on revolving credit facility	3,000	20,000
Issuance of common shares	—	27,524
Other financing activities, net	(36)	(708)
Net cash provided by financing activities	1,536	26,125

Effect of exchange rate changes on cash and cash equivalents	68	(558)

Net (decrease) increase in cash and cash equivalents	(9,009)	16,611
Cash and cash equivalents at beginning of period	21,741	21,432
Cash and cash equivalents at end of period	$12,732	$38,043

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,685	$10,888
Income taxes paid, net	$827	$271
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

The Company reports its results in two segments: Discovery and Safety Assessment (“DSA”) and Research Models and Services (“RMS”).

Through our DSA segment, we provide discovery and translational sciences (“DTS”) and safety assessment services (including nonclinical development and, in certain cases, clinical development) to support the needs of researchers and clinicians for primarily small molecule drug candidates, as well as biotherapeutics and biomedical devices utilizing both Good Laboratory Practice (“GLP”) and non-GLP. Our scientists have skills in histology, pathology, physiology, surgery, analytical chemistry, drug metabolism, pharmacokinetics, and toxicology. Our principal clients range from small start-up biotechnology companies to some of the largest global pharmaceutical companies, whose scientists are engaged in analytical chemistry, drug safety evaluation, drug metabolism studies, pharmacokinetics, clinical trials, and basic research.

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

Liquidity and Going Concern

The accompanying unaudited interim condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to a going concern. This presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described below.

As of December 31, 2025, the Company had cash and cash equivalents of approximately $12,732 and access to a $15,000 revolving credit facility, which had a $6,000 balance outstanding, which balance remains outstanding as of the date of this report. Further, for the three months ended December 31, 2025, the Company had negative operating cash flows, operating losses and consolidated net losses. The financial covenants under the Company's Credit Agreement, dated as of November 5, 2021 (as amended through the date hereof, the “Credit Agreement”) include, among others, the First Lien Leverage Ratio and the Fixed Charge Coverage Ratio (each as defined in the Credit Agreement). Subsequent to December 31, 2025 and within period of time stipulated under the Credit Agreement, the Company entered into the Eighth Amendment (as defined in Note 4 - Debt) to the Credit Agreement, which provided a written waiver for the First Lien Leverage Ratio and Fixed Charge Coverage Ratio financial covenants applicable to three months ended December 31, 2025. As a result of the waiver, the Company was in compliance with its financial covenants under the Credit Agreement for the period ended December 31, 2025.

Management's fiscal 2026 annual operating plan forecasts noncompliance with its financial covenants pursuant to the Credit Agreement for the remainder of fiscal 2026. If the Company's results of operations in the twelve months following the date of this report do not improve relative to the results of the first three months of fiscal 2026 and to the forecast in the 2026 annual operating plan, the Company will be at risk of non-compliance with its financial covenants under its Credit

Agreement. Further, the Company's Term Loan Facility, Delayed Draw Term Loan, Incremental Term Loans and any outstanding balance on the Revolving Credit Facility (each as defined in Note 4 - Debt) mature in the next 12 months.

If at any time in the twelve months following the date of this report, the Company fails to comply with its financial covenants which remains unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indentures governing the Company's Convertible Senior Notes (the “Notes”) and the Company's 15.00% Senior Secured Second Lien PIK Notes due 2027 (the “Second Lien Notes”) which, if not cured within 30 days following notice of such default from such trustees or holders of 25 percent of the Notes and from the trustee or holders of 30 percent of the Second Lien Notes, would permit the trustee or such holders to accelerate the Notes and the Second Lien Notes. If the loans under the Credit Agreement, the Notes and the Second Lien Notes are accelerated, the Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans, outstanding Notes, outstanding revolving credit facility balance and outstanding Second Lien Notes in the next twelve months. Additionally, access to the revolving credit facility would be restricted and such funds would not be available to pay for any operating activities.

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

Management has developed our fiscal 2026 annual operating plan in which we plan to continue our efforts to optimize our capital allocation and expense base. Additionally, the Company's plan is to continue its efforts to improve its operating results with a sustained focus on client service and margin discipline, increasing our volume of DTS and safety assessment contract awards and increasing our RMS product and service revenue. In connection with management's fiscal 2026 annual operating plan, the Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations and satisfy its obligations, including cash outflows for planned targeted capital expenditures for at least the next 12 months, excluding the maturity of the Company's Term Loan Facility, Delayed Draw Term Loan and Incremental Term Loans in November 2026. However, management's fiscal 2026 annual operating plan forecasts noncompliance with its financial covenants pursuant to the Credit Agreement. In the event that the Company fails to comply with the requirements of the financial covenants set forth in the Credit Agreement, the Company has approximately 55 days subsequent to any fiscal quarter, and approximately 100 days subsequent to fiscal year-end, to cure noncompliance (the “grace period”). The Company also continues to discuss its current business conditions with its lenders. Additionally, the Company is exploring potential debt refinancing alternatives. There is no assurance that the Company’s lenders will agree to any amendment or extension to the Credit Agreement, nor can there be any assurance that the Company would be able to raise additional capital, whether through selling additional equity or debt securities or obtaining a line of credit or other loan on terms acceptable to the Company or at all.

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

Basis of Presentation

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP, and therefore should be read in conjunction with the Company’s audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025. In the opinion of management, the unaudited condensed consolidated financial statements for the three months ended December 31, 2025 and 2024 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of the Company’s financial position at December 31, 2025. The results of operations for the three months ended December 31, 2025 are not necessarily indicative of the results for the fiscal year ending September 30, 2026.

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

Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the twelve months ended September 30, 2025, and there have been no material changes to those significant accounting policies.
Newly Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Improvements to Income Tax Disclosures (Topic 740)”. ASU 2023-09 requires enhanced disclosures on income taxes paid, adds disaggregation of continuing operations before income taxes between foreign and domestic earnings and defines specific categories for the reconciliation of jurisdictional tax rate to effective tax rate. This ASU is effective for fiscal years beginning after December 15, 2024, and can be applied on a prospective basis. The Company is currently evaluating the impact this new standard will have on the related disclosures in the consolidated financial statements.

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

During the three months ended December 31, 2025 and December 31, 2024, one client accounted for 14.1% and 20.5% of revenue, respectively. During each of the three months ended December 31, 2025 and December 31, 2024, no vendor spend accounted for more than 10.0% of the sum of cost of services and cost of products.

2.    REVENUE FROM CONTRACTS WITH CLIENTS

DSA

The DSA segment generates service revenue through drug discovery and development services. The DSA segment generates product revenue through internally-manufactured scientific instruments for life sciences research and the related software for use by pharmaceutical companies, universities, government research centers and medical research institutions under the Company’s BASi product line. Refer to Note 1 – Description of the Business and Basis of Presentation for further discussion of the types of services and products offered within the DSA segment.

RMS

The RMS segment generates product revenue through the commercial production and sale of research models, diets, bedding, enrichment and bioproducts. The RMS segment generates service revenue through Genetically Engineered Models and Services (“GEMS”), client-owned animal colony care (colony management services), and health monitoring and diagnostics services related to research models. Refer to Note 1 – Description of the Business and Basis of Presentation for further discussion of the types of services and products offered within the RMS segment.

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

	Balance at December 31, 2025	Balance at September 30, 2025
Contract assets: Trade receivables	$58,650	$74,156
Contract assets: Unbilled revenue	11,011	10,463
Contract liabilities: Client deposits	17,288	33,152
Contract liabilities: Deferred revenue	19,740	18,360

When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $12,944 and $12,167 of unpaid advanced client billings from both trade receivables and deferred revenue as of December 31, 2025 and September 30, 2025, respectively.

The Company expects approximately 77% of deferred revenue as of December 31, 2025 to be recognized as revenue within the next twelve months and the remainder to be recognized thereafter during the remaining contract term.

Changes in the contract asset and the contract liability balances during the three months ended December 31, 2025 include the following:

•Changes in the time frame for a right for consideration to become unconditional – approximately 61% of unbilled revenue as of September 30, 2025, was billed during the three months ended December 31, 2025; and

•Changes in the time frame for a performance obligation to be satisfied – approximately 52% of deferred revenue as of September 30, 2025, was recognized as revenue during the three months ended December 31, 2025.

3.    SEGMENT AND GEOGRAPHIC INFORMATION

We have two reportable segments: DSA and RMS, as disclosed in the segment reporting policy in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025. The reportable segments comprise the structure used by the Company’s Chief Executive Officer, who is the Chief Operating Decision Maker ("CODM"), to make operating decisions and evaluate performance.

The Company’s CODM evaluates the segments' operating results based on operating income (loss). Segment operating income (loss) is the measure of profit or loss regularly provided to and used by the CODM to assess performance and allocate resources (including employees, property, and financial or capital resources). For each segment, the CODM uses segment operating income (loss) in the annual budgeting and monthly forecasting process when comparing to actual results. Segment operating income (loss) is defined as operating income (loss) excluding unallocated corporate expenses, depreciation and amortization of intangible assets, start-up costs, restructuring costs, and other special segment items. Other special segment items include third party and legal costs incurred in connection with the Resolution Agreement and Plea Agreement and legal fees related to another matter.

Segment Information

During the three months ended December 31, 2025 and 2024, the RMS segment reported intersegment revenue of $2,980 and $1,272, respectively, related to sales to the DSA segment. The table below presents revenue, operating (loss) income and other results of operations by reportable segment for the three months ended December 31, 2025 and 2024. The segment information below has been recast for the three months ended December 31, 2024 to align with the presentation for the three months ended December 31, 2025.

	Three Months Ended December 31,
	2025	2024
Revenue
DSA:
Service revenue	$46,430	$41,843
Product revenue	1,525	979
RMS:
Service revenue	13,291	11,714
Product revenue	59,633	65,340
Total revenue	$120,879	$119,876

Measure of Segment Operating Income
DSA:
Revenue	$47,955	$42,822
Cost of revenue (excluding depreciation and amortization of intangible assets)	34,602	30,812
Selling, general and administrative expenses	4,809	4,589
Other segment operating expenses	318	333
DSA segment operating income	$8,226	$7,088

RMS:
Revenue	$72,924	$77,054
Cost of revenue (excluding depreciation and amortization of intangible assets)	61,467	64,026
Selling, general and administrative expenses	4,398	3,590
Other segment operating expenses	—	—
RMS segment operating income	$7,059	$9,438

Reconciliation of segment operating income to loss before income taxes
Total segment operating income	$15,285	$16,526
Unallocated corporate expenses (1)	15,730	16,110
Depreciation and amortization of intangible assets	13,791	14,179
Startup costs	731	559
Restructuring costs	186	224
Other special segment items (2)	1,177	961
Operating loss	$(16,330)	$(15,507)
Interest expense	(13,463)	(13,838)
Other expense	(223)	(463)
Loss before income taxes	$(30,016)	$(29,808)

(1) Unallocated corporate expenses include salaries and benefits costs, stock-based compensation expense, corporate legal fees, consolidated audit fees, other professional fees, general product and liability insurance and corporate IT costs, and exclude depreciation. During the three months ended December 31, 2025 and 2024, $1,382 and $1,770, respectively, of non-cash stock-based compensation expense was reflected in unallocated corporate expenses.

(2) Other special segment items for the three months ended December 31, 2025 and 2024 primarily relate to third party and legal fees associated with the Resolution Agreement and Plea Agreement (as defined in Note 11 - Contingencies and Commitments).

Capital expenditures and depreciation and amortization of intangible assets by reportable segment are as follows:

	Three Months Ended December 31,
	2025	2024
Depreciation and amortization:
DSA	$4,346	$4,583
RMS	9,250	9,438
Unallocated Corporate	195	158
	$13,791	$14,179

Capital expenditures:
DSA	$960	376
RMS	4,220	4,083
	$5,180	$4,459

Geographic Information

The following represents revenue originating in entities physically located in the identified geographic area:

	Three Months Ended December 31,
	2025	2024
United States	$103,709	$97,399
Netherlands	9,938	15,834
Other	7,232	6,643
	$120,879	$119,876

Long-lived assets shown below include property and equipment, net. The following represents long-lived assets where they are physically located:

	December 31,	September 30,
	2025	2025
United States	$159,112	$160,343
Netherlands	6,902	7,038
Other	13,085	13,345
	$179,099	$180,726

4.    DEBT

Our indebtedness as of December 31, 2025 and September 30, 2025 is detailed in the table below. Refer below for discussion of the revolving credit facility.

	December 31, 2025	September 30, 2025
Seller Note – Bolder BioPath (Related party)	$94	$150
Seller Payable - Orient BioResource Center	3,235	3,235
Second Lien Notes	24,694	23,220
Convertible Senior Notes	118,168	116,440
Term Loan Facility, DDTL and Incremental Term Loans	267,395	268,654
Total debt before unamortized debt issuance costs	$413,586	$411,699
Less: Debt issuance costs not amortized	(7,813)	(9,576)
Total debt, net of unamortized debt issuance costs	$405,773	$402,123
Less: Current portion	(405,773)	(402,123)
Total Long-term debt	$—	$—

If the Company’s results of operations in the twelve months following the date of this report do not improve relative to its results in the three months ended December 31, 2025, it is probable that the Company will fail its financial covenants within twelve months of the balance sheet date. As a result, we have classified the Term Loan Facility, DDTL and Incremental Term Loans (each as defined below), the Notes and the Second Lien Notes as current. Refer to Note 1 – Description of the Business and Basis of Presentation for the Company's analysis of Liquidity and Going Concern, including cross-default considerations.

Revolving Credit Facility

As of December 31, 2025 and September 30, 2025, the Company had a $6,000 and a $3,000 outstanding balance, respectively, on the revolving credit facility. The Revolving Credit Facility will mature on November 5, 2026. Refer to the Condensed Consolidated Statements of Cash Flows for information related to borrowings and payments on the revolving credit facility during the three months ended December 31, 2025.

Term Loan Facility, DDTL and Incremental Term Loans

Below are the weighted-average effective interest rates for the loans available under the Credit Agreement:

	Three Months Ended December 31,
	2025	2024
Effective interest rates:
Term Loan	11.57%	11.71%
Initial DDTL	11.56%	11.69%
Additional DDTL	11.62%	11.82%

On November 5, 2026, the Term Loan Facility, DDTL and Incremental Term Loans will mature, any amounts outstanding under the revolving credit facility will be due and payable, and the Credit Agreement will terminate.

Credit Agreement

On November 5, 2021, the Company, certain subsidiaries of the Company (the “Subsidiary Guarantors”), the lenders party thereto, and an administrative agent (the “Agent”), entered into the Credit Agreement. The Credit Agreement provides for a term loan facility (the “Term Loan”) in the original principal amount of $165,000, a delayed draw term loan facility in the original principal amount of $35,000 (available to be drawn up to 18 months from the date of the Credit Agreement) (the

“Initial DDTL” and together with the Additional DDTL, the “DDTL”) and a revolving credit facility in the original principal amount of $15,000. On November 5, 2021, the Company borrowed the full amount of the term loan facility, but did not borrow any amounts on the DDTL or the revolving credit facility.

The Company could have elected to borrow on each of the loan facilities at either an adjusted LIBOR rate of interest or an adjusted prime rate of interest. Adjusted LIBOR rate loans accrued interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current First Lien Leverage Ratio (as defined in the Credit Agreement). The LIBOR rate had to be a minimum of 1.00%. The initial adjusted LIBOR rate of interest was the LIBOR rate plus 6.25%. Adjusted prime rate loans accrued interest at an annual rate equal to the prime rate plus a margin of between 5.00% and 5.50%, depending on the Company’s then current First Lien Leverage Ratio. The initial adjusted prime rate of interest was the prime rate plus 5.25%.

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

Each of the term loan facility and delayed draw term loan facility require annual principal payments in an amount equal to 1.00% of their respective original principal amounts. The Company shall also repay the term loan facility on an annual basis in an amount equal to a percentage of its Excess Cash Flow (as defined in the Credit Agreement), which percentage will be determined by its then current First Lien Leverage Ratio. Each of the loan facilities may be repaid at any time. Voluntary prepayments were subject to a 1.00% prepayment premium if made on or prior to November 5, 2023 and other breakage penalties, as defined in the Credit Agreement. Voluntary prepayments made after November 5, 2023 are not subject to any prepayment premium.

The Company is required to maintain a First Lien Leverage Ratio of not more than 4.25 to 1.00 for the Company's fiscal quarters through the fiscal quarter ended June 30, 2023, 3.75 to 1.00 beginning with the Company’s fiscal quarter ended September 30, 2023, and 3.00 to 1.00 beginning with the Company’s fiscal quarter ended March 31, 2025. The Company is required to maintain a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement), which ratio was 1.00 to 1.00 during the first year of the Credit Agreement and is 1.10 to 1.00 from and after the Credit Agreement’s first anniversary. The covenants related to the First Lien Leverage Ratio and Fixed Charge Coverage Ratio were amended by the Seventh Amendment. Further, the Eighth Amendment waived the First Lien Leverage Ratio and the Fixed Charge Coverage Ratio financial covenant tests for the period ended December 31, 2025 and increased the Company’s required minimum liquidity to $30,000 beginning March 6, 2026.

Each of the loan facilities is secured by all assets (other than certain excluded assets) of the Company and each of the Subsidiary Guarantors. Repayment of each of the loan facilities is guaranteed by each of the Subsidiary Guarantors.

On January 7, 2022, the Company drew $35,000 on the Initial DDTL. Amounts outstanding under the Initial DDTL accrued interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current First Lien Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest was the LIBOR rate plus 6.25%.

The Term Loan and the Initial DDTL will mature on November 5, 2026.

First Amendment to Credit Agreement

On January 27, 2022, the Company, the Subsidiary Guarantors, the lenders party thereto, and the Agent entered into the First Amendment to the existing Credit Agreement. The First Amendment provides for, among other things, an increase to the existing term loan facility in the amount of $40,000 (the “Incremental Term Loans”) and the Additional DDTL in the original principal amount of $35,000, which amount is available to be drawn up to 24 months from the date of the First Amendment. The Incremental Term Loans and any amounts borrowed under the Additional DDTL are referred to herein as the “Additional Term Loans”. On January 27, 2022, the Company borrowed the full amount of the Incremental Term Loans, and on October 12, 2022, the Company borrowed the full $35,000 under the Additional DDTL.

Amounts outstanding under the Additional Term Loans accrued interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current First Lien Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest was the LIBOR rate plus 6.25%.

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

The Company shall also repay the term loans on an annual basis in an amount equal to a percentage of its Excess Cash Flow (as defined in the Credit Agreement), which percentage will be determined by its then current First Lien Leverage Ratio.

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

Under the Second Amendment, the Company could have elected to borrow on each of the loan facilities at either an adjusted term secured overnight financing rate (“Term SOFR”) rate of interest or an alternate base rate of interest. Term SOFR loans accrued interest at an annual rate equal to the applicable Term SOFR rate plus (i) an adjustment percentage equal to between 0.11448% and 0.42826%, depending on the term of the loan (“Adjusted Term SOFR”); provided that, Adjusted Term SOFR could never be less than 1.00%, and (ii) a margin of between 6.00% and 6.50%, depending on the Company’s then current First Lien Ratio (as defined in the Credit Agreement). Alternate base rate loans could accrue interest at an annual rate equal to (i) the highest of (a) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%, (b) the Agent’s prime rate and (c) Adjusted Term SOFR for a one-month tenor plus 1.00% (the “Second Amendment Alternate Base Rate”); provided that, the Second Amendment Alternate Base Rate could never be less than 2.00%, plus (ii) a margin of between 5.00% and 5.50%, depending on the Company’s then current First Lien Ratio.

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

Fourth Amendment to Credit Agreement

On May 14, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment provided that any charges or expenses attributable to or related to the Resolution Agreement and Plea Agreement (each as defined in Note 11) could be added back to the Company’s Consolidated EBITDA (up to $26,500) for purposes of the financial covenants under the Credit Agreement. Refer to Note 11 - Contingencies and Commitments for further discussion of the Resolution Agreement and Plea Agreement.

The fee consideration payable by the Company for each consenting lender party to the Fourth Amendment is 0.50% of the aggregate outstanding principal amount of the term loans held by each consenting term loan lender, to be paid in-kind and capitalized to the principal amounts of the term loans held by such lender.

Fifth Amendment to Credit Agreement

On June 2, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment, among other changes, permits charges or expenses attributable to or related to the Resolution Agreement and the Plea Agreement to be added back to the Company’s Consolidated EBITDA in an amount up to $28,500; excludes any direct effects to the Company resulting from the Resolution Agreement and the Plea Agreement from being deemed a material adverse effect under the Credit Agreement; permits liens on the Company and certain subsidiaries in favor of the U.S. Department of Justice (the “DOJ”) in connection with the Resolution Agreement and the Plea Agreement; provides that certain uncured or unwaived breaches of the terms and conditions of the Resolution Agreement and the Plea Agreement shall be considered an event of default under the Credit Agreement; and enables the lenders to cause, at their discretion, material foreign subsidiaries to be joined as guarantors of the Company’s obligations under the Credit Agreement. Refer to Note 11 - Contingencies and Commitments for further discussion of the Resolution Agreement and Plea Agreement.

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

Seventh Amendment to Credit Agreement

On September 13, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into the Seventh Amendment to the Credit Agreement. The Seventh Amendment, among other changes, permitted the incurrence of the issuance of the Second Lien Notes in an aggregate amount of $22,550, made certain changes to the component definitions of the financial covenants, including the definition of Fixed Charge Coverage Ratio, and increased the cash netting capability in the First Lien Ratio covenant. The Seventh Amendment included the addition of a maximum capital expenditure limit and a minimum EBITDA test effective as of the closing date, waived the existing financial covenants from the date of the Seventh Amendment until June 30, 2025, and established new testing ratios and new financial covenant tests for the fiscal quarters starting June 30, 2025 and thereafter. The Seventh Amendment also capped the reinvestment of funds from extraordinary receipts and asset sales and casualty events at $5,000 in the aggregate, and established a non-voting third party observer to the Company’s board of directors meetings, as elected by the lenders. Additionally, the Seventh Amendment permits charges or expenses attributable to or related to the Resolution Agreement and the Plea Agreement to be added back to the Company’s Consolidated EBITDA in an amount up to $32,000 for purposes of the financial covenants under the Credit Agreement. This is an update to the $28,500 provided in the Fifth Amendment.

Eighth Amendment to Credit Agreement

On February 8, 2026, the Company, the Subsidiary Guarantors and the lenders party thereto entered into an Eighth Amendment (the “Eighth Amendment”) to the Credit Agreement. The Eighth Amendment makes the following changes to the Credit Agreement: (i) waives the maximum First Lien Leverage Ratio covenant for the fiscal quarter ended December 31, 2025; (ii) waives the minimum Fixed Charge Coverage Ratio covenant for the fiscal quarter ended December 31, 2025; and (iii) increases the minimum liquidity covenant from $10,000 to $30,000 for the March 6, 2026 liquidity test date and each liquidity test date thereafter. The liquidity covenant is measured as the average liquidity for the five business day period ending on the last business day of each week, with each such last day being a liquidity test date.

Second Lien Notes

Purchase Agreement

The Company and the Subsidiary Guarantors entered into a Purchase Agreement (the “Purchase Agreement”), dated September 13, 2024, with certain investors (the “Purchasers”), pursuant to which the Purchasers acquired $22,000 in aggregate principal amount of the Second Lien Notes and Warrants to purchase 3,946,250 Common Shares for consideration comprised of (i) $17,000 in cash and (ii) the cancellation of approximately $8,333 of the Company’s Notes held by certain of the Purchasers. In connection with the transactions contemplated by the Purchase Agreement, and pursuant to a Fee Letter between the Company and the structuring agent, the Company also issued to the structuring agent $550 aggregate principal amount of the Second Lien Notes and additional warrants to purchase 200,000 Common Shares as compensation for its services as structuring agent for the transactions. In connection therewith, $8,333 of the Notes were cancelled by the Company under the terms of the Purchase Agreement, such that the aggregate principal amount of Notes that remains outstanding is $131,667.

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

As of December 31, 2025 and September 30, 2025, there were $1,069 and $1,297, respectively, in unamortized debt issuance costs related to the Second Lien Notes. For the three months ended December 31, 2025, the total interest expense was $1,719, including coupon interest expense of $1,003, accretion expense of $488, and amortization of debt discount and issuance costs of $228. For the three months ended December 31, 2024, the total interest expense was $1,525, including coupon interest expense of $1,008, accretion expense of $360, and amortization of debt discount and issuance costs of $157.

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

Security Agreement

On September 13, 2024, the Company and the Subsidiary Guarantors entered into a Security Agreement (the “Security Agreement”) with U.S. Bank Trust Company, National Association, as the collateral agent for the Second Lien Notes (the “Collateral Agent”). Pursuant to the Security Agreement, the Company and the Subsidiary Guarantors granted the Collateral Agent a second lien security interest in substantially all of their assets, including but not limited to certain accounts, equipment, fixtures and intellectual property, in order to secure the payment and performance of all of the Obligations, as defined in the Second Lien Indenture.

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

As of December 31, 2025 and September 30, 2025, there were $1,847 and $2,093, respectively, in unamortized debt issuance costs related to the Notes. For the three months ended December 31, 2025, the total interest expense was $3,052 at an effective rate of 9.38%, including coupon interest expense of $1,079, accretion expense of $1,728, and amortization of debt discount and issuance costs of $245. For the three months ended December 31, 2024, the total interest expense was $2,883 at an effective rate of 9.38%, including coupon interest expense of $1,079, accretion expense of $1,572, and amortization of debt discount and issuance costs of $232.

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

Acquisition-related Debt (Seller Payable)

As part of the acquisition of Orient BioResource Center, Inc. (“OBRC”), the Company agreed to leave in place a payable (the “Seller Payable”) owed by OBRC to Orient Bio, Inc. (the “Seller”) in the amount of $3,700, which the Company determined to have a fair value of $3,325 as of January 27, 2022. The Seller Payable did not bear interest and was originally required to be paid to the Seller 18 months after the closing date of January 27, 2022. The Company has the right to set off against the Seller Payable any amounts that become payable by the Seller on account of indemnification obligations under the purchase agreement. On April 4, 2023, the Company and the Seller entered into a First Amendment to extend the maturity date of the Seller Payable to July 27, 2024. On May 24, 2024, the Company and the Seller entered into a Second Amendment to extend the maturity date of the Seller Payable to July 27, 2025. Further, beginning on July 27, 2024, the note bears interest at a rate of 4.60% per annum. Accrued interest and principal will be paid at the maturity date. On October 24, 2024, the Company and the Seller entered into a Third Amendment to extend the maturity date of the Seller Payable to January 27, 2026. On January 27, 2026, the Company and the Seller entered into a Fourth Amendment to extend the maturity date of the Seller Payable to March 27, 2026. No amendments to the Seller Payable have affected the rights and remedies of any party under the stock purchase agreement, nor did any alter, modify or amend or in any way affect any of the terms and conditions, obligations, covenants or agreements contained in the stock purchase agreement. The Seller Payable is subordinated to the indebtedness under the Credit Agreement.

5.    SUPPLEMENTAL BALANCE SHEET INFORMATION

Trade receivables and contract assets, net of allowances for credit losses, consisted of the following:

	December 31,	September 30,
	2025	2025
Trade receivables	$58,650	$74,156
Unbilled revenue	11,011	10,463
Total	69,661	84,619
Less: Allowance for credit losses	(6,485)	(6,397)
Trade receivables and contract assets, net of allowances for credit losses	$63,176	$78,222

Inventories, net consisted of the following:

	December 31,	September 30,
	2025	2025
Raw materials	$1,715	$1,651
Work in progress	15	—
Finished goods	4,816	5,027
Research model inventory	42,269	41,675
Total	48,815	48,353
Less: Obsolescence reserve	(4,495)	(2,615)
Inventories, net	$44,320	$45,738

Prepaid expenses and other current assets consisted of the following:

	December 31,	September 30,
	2025	2025
Advances to suppliers	$8,364	$19,396
Prepaid research models	4,148	3,502
Tax-related receivables	1,592	2,263
Note receivable	7,000	—
Insurance recovery asset (1) (2)	16,772	16,961
Other	5,667	6,768
Prepaid expenses and other current assets	$43,543	$48,890

(1) In connection with ongoing negotiations to settle the securities class action lawsuit and related derivative lawsuits, the Company booked a $11,000 insurance recovery asset as of each of December 31, 2025 and September 30, 2025. Refer to Note 11 - Contingencies and Commitments - Securities Class Action and Derivative Lawsuits for further discussion.

(2) In connection with the 2025 Cybersecurity Incident (as defined in Note 11 - Contingencies and Commitments), the Company recorded a $5,451 and $4,033 insurance recovery receivable on its condensed consolidated balance sheets as of December 31, 2025 and September 30, 2025, respectively. Refer to Note 11 - Contingencies and Commitments for further information.

The composition of other assets is as follows:

	December 31,	September 30,
	2025	2025
Note receivable	$2,045	$7,641
Funded status of defined benefit plan	3,126	2,765
Finance lease right-of-use assets, net	2,771	2,900
Other	1,475	1,650
Other assets	$9,417	$14,956

Accrued expenses and other current liabilities consisted of the following:

	December 31,	September 30,
	2025	2025
Accrued compensation	$9,375	$12,832
Non-income taxes	3,560	3,491
Accrued interest	3,432	4,388
Current portion of long-term finance lease	511	495
Other	8,270	7,516
Resolution Agreement and Plea Agreement (1)	5,000	5,000
Settlement accrual (2)	11,000	11,000
Accrued expenses and other current liabilities	$41,148	$44,722

(1) Pursuant to the Resolution Agreement and Plea Agreement, the Company expects to pay an additional $17,000 over multiple years. Further, all interest accrued on the liabilities associated with the Resolution Agreement and Plea Agreement is payable at the time of the due date of the final payment, which is June 3, 2028. Therefore, accrued interest related to the Resolution Agreement and Plea Agreement is also presented within other long-term liabilities. Beginning in October 2024, interest accrues on the entire unpaid balance of the liabilities associated with the Resolution Agreement and Plea Agreement at an annual rate of 4.18%. Accordingly, the Company has included $12,972 and $12,792 in other long-term liabilities on its condensed consolidated balance sheets as of December 31, 2025 and September 30, 2025, respectively.

(2) In connection with the ongoing negotiations to settle the securities class action lawsuit and related derivative lawsuits, the Company recorded an $11,000 settlement accrual as of each of December 31, 2025 and September 30, 2025. Refer to Note 11 Contingencies and Commitments - Securities Class Action and Derivative Lawsuits for further discussion.

The composition of fees invoiced in advance is as follows:

	December 31,	September 30,
	2025	2025
Client deposits	$17,288	$33,152
Deferred revenue	19,740	18,360
Fees invoiced in advance	$37,028	$51,512

The composition of other long-term liabilities is as follows:

	December 31,	September 30,
	2025	2025
Long-term client deposits	$12,396	$12,665
Long-term finance leases	2,297	2,430
Other	479	498
Resolution Agreement and Plea Agreement (1)	12,972	12,792
Other long-term liabilities	$28,144	$28,385

(1) Pursuant to the Resolution Agreement and Plea Agreement, the Company expects to pay an additional $17,000 over multiple years. Further, all interest accrued on the liabilities associated with the Resolution Agreement and Plea Agreement is payable at the time of the due date of the final payment, which is June 3, 2028. Therefore, accrued interest related to the Resolution Agreement and Plea Agreement is also presented within other long-term liabilities. Beginning in October 2024, interest accrues on the entire unpaid balance of the liabilities associated with the Resolution Agreement and Plea Agreement at an annual rate of 4.18%. Accordingly, the Company has included $12,972 and $12,792 in other long-term liabilities on its condensed consolidated balance sheets as of December 31, 2025 and September 30, 2025, respectively.

6.    DEFINED BENEFIT PLAN

The Company has a defined benefit plan in the U.K., the Harlan Laboratories UK Limited Occupational Pension Scheme (the “Pension Plan”), which operated through April 2012. As of April 30, 2012, the accumulation of plan benefits of employees in the Pension Plan was permanently suspended and therefore the Pension Plan was curtailed. During the year ending September 30, 2026, the Company does not expect to contribute to the Pension Plan. As of December 31, 2025, the funded status of the defined benefit plan obligation of $3,126 is included in other assets (non-current) in the condensed consolidated balance sheets. Net periodic expense is included in the condensed consolidated statements of operations in general and administrative expenses.

The following table provides the components of net periodic benefit costs for the Pension Plan, which is included in general and administrative expenses in the condensed consolidated statements of operations.

	Three Months Ended December 31,
	2025	2024
Components of net periodic benefit expense (income):
Interest cost	$190	$178
Expected return on assets	(236)	(221)
Amortization of prior gain, net	(25)	(23)
Net periodic benefit income	$(71)	$(66)

7.    OTHER OPERATING EXPENSE

Other operating expense consisted of the following:

	Three Months Ended December 31,
	2025	2024
Restructuring costs	$186	$224
Startup costs	731	559
Other costs (1)	2,522	1,294
	$3,439	$2,077

(1) For the three months ended December 31, 2025, primarily represents third party and legal costs incurred in connection with the Resolution Agreement and Plea Agreement and fees incurred in connection with the 2025 Cybersecurity Incident. For the three months ended December 31, 2024, primarily represents third party and legal costs incurred in connection with the Resolution Agreement and Plea Agreement and certain other legal matters.

8.    LEASES

The Company records a right-of-use (“ROU”) asset and lease liability for substantially all leases for which it is a lessee, in accordance with Accounting Standards Codification 842. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets. The Company recognizes lease expense for the leases on a straight-line basis over the lease term. At inception of a contract, the Company considers all relevant facts and circumstances to assess whether or not the contract represents a lease by determining whether or not the contract conveys the right to control the use of an identified asset, either explicit or implicit, for a period of time in exchange for consideration.

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

ROU lease assets and lease liabilities that are reported in the Company’s condensed consolidated balance sheets are as follows:

	December 31, 2025	September 30, 2025

Operating ROU assets, net	$56,285	$46,358

Current portion of operating lease liabilities	6,000	6,896
Long-term operating lease liabilities	55,388	44,344
Total operating lease liabilities	$61,388	$51,240

Finance ROU assets, net	$2,771	$2,900

Current portion of finance lease liabilities	$511	495
Long-term finance lease liabilities	2,297	2,430
Total finance lease liabilities	$2,808	$2,925

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the three months ended December 31, 2025 and 2024 were:

	Three Months Ended December 31,
	2025	2024
Operating lease costs:
Fixed operating lease costs	$3,343	$3,439
Lease (income)	(857)	(700)
Financing lease costs:
Amortization of ROU asset expense	$129	$26
Interest on finance lease liability	89	24
Total operating lease cost	$2,704	$2,789

The Company serves as lessor to a lessee in ten facilities. The gross rental income and underlying lease expense are presented net in the Company’s condensed consolidated statements of operations. The rent receivables and underlying lease liabilities are presented gross in the Company’s condensed consolidated balance sheets.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended December 31,
	2025	2024
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,123	$3,299
Operating cash flows from finance leases	89	23
Financing cash flows from finance leases	117	36

Non-cash lease activity:
ROU assets obtained in exchange for new operating lease liabilities	$11,775	$3,191
ROU assets obtained in exchange for new finance lease liabilities	—	105

The weighted average remaining lease term and discount rate for the Company’s operating leases as of December 31, 2025 and 2024 were:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)
Operating lease	9.40	9.14
Finance lease	5.55	4.30
Weighted-average discount rate (in percentages)
Operating lease	11.58%	12.47%
Finance lease	12.57%	13.46%

Lease duration was determined utilizing renewal options that the Company is reasonably certain to execute.

As of December 31, 2025, maturities of operating and finance lease liabilities for each of the following five fiscal years and a total thereafter were as follows:

	Operating Leases	Finance Leases
2026 (remainder of fiscal year)	$9,466	$619
2027	11,847	797
2028	11,615	769
2029	11,149	707
2030	9,808	320
Thereafter	50,276	710
Total minimum future lease payments	104,161	3,922
Less interest	(42,773)	(1,114)
Total lease liability	61,388	2,808

9.    EQUITY, STOCK-BASED COMPENSATION AND LOSS PER SHARE

Share numbers and per share amounts are not presented in thousands within this Note 9 unless otherwise noted.

Authorized Shares

The Company has 74,000,000 common shares authorized. As of December 31, 2025 and September 30, 2025, the Company had 1,000,000 preferred shares authorized and no preferred shares outstanding.

Offering

On December 18, 2024, the Company entered into an Underwriting Agreement relating to the public offering of 6,000,000 common shares at a purchase price per share to the public of $4.25. Pursuant to the Underwriting Agreement, the Company granted the underwriter a 30-day option to purchase up to an additional 900,000 common shares at the offering price, less underwriting discounts and commissions, which option was exercised in full and closed on December 30, 2024. Net proceeds from the offering were $27,524 after deducting the underwriting discounts and commissions and other offering expenses paid by the Company.

Warrants

The Warrants are classified as equity instruments, have an exercise price of $1.57 per share, and are exercisable at any time until September 13, 2034. Refer to Note 4 - Debt for further discussion of the transactions contemplated by the Purchase Agreement and the Fee Letter. During the three months ended December 31, 2024, 1,112,126 of the Warrants were exercised on a cashless basis and exchanged for 801,013 common shares. This is included in the condensed consolidated statements of shareholders' equity in the “Other” line for the three months ended December 31, 2024.

Stock-Based Compensation

On March 13, 2025, the Company's shareholders approved an amendment to the Inotiv, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The amendment to the 2024 Plan increased the number of shares available for issuance under the 2024 Plan by an additional 2,250,000 common shares. On March 14, 2024, the Company's shareholders approved the 2024 Plan. As originally approved, the 2024 Plan provided for the issuance of up to 1,500,000 of the Company's common shares, plus the number of common shares remaining available for future grants under the Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”) as of March 14, 2024. Any common shares subject to an award under the 2024 Plan or 2018 Plan that expires, is forfeited or cancelled, is settled for cash or exchanged will become available for future awards under the 2024 Plan. Following the shareholders' approval of the 2024 Plan, awards can no longer be granted under the 2018 Plan. The Company currently grants equity awards from the 2024 Plan. As of December 31, 2025, 1,025,571 shares remained available for grants under the 2024 Plan.

The Company expenses the estimated fair value of stock options, restricted stock and restricted stock units over the vesting periods of the grants. The Company recognizes expense for awards subject to graded vesting using the straight-line attribution method and forfeitures, as they are incurred. Stock based compensation expense for the three months ended December 31, 2025 and 2024, was $1,382 and $1,770, respectively.

Loss Per Share

The Company computes basic loss per share using the weighted average number of common shares outstanding. The Company computes diluted loss per share using the if-converted method for preferred shares and convertible debt, if any, and the treasury stock method for stock options and restricted stock units.

The following table reconciles the numerator and denominator in the computations of basic and diluted loss per share:

	Three Months Ended December 31,
	2025	2024
Numerator:
Consolidated net loss	$(28,378)	$(27,630)

Denominator:
Weighted-average shares outstanding - Basic (in thousands)	34,370	27,160
Weighted-average shares outstanding - Diluted (in thousands)	34,370	27,160
Anti-dilutive common share equivalents[1]	10,561	9,784
1As of December 31, 2025, anti-dilutive common share equivalents are comprised of stock options, restricted stock units, 2,859,306 common shares issuable upon conversion of the Notes and 3,034,124 common shares issuable upon the exercise of the Warrants. As of December 31, 2024, anti-dilutive common share equivalents are comprised of stock options, restricted stock units, restricted stock awards, 2,859,306 common shares issuable upon conversion of the Notes and 3,034,124 common shares issuable upon the exercise of the Warrants. These common share equivalents were outstanding for the periods presented, but were not included in the computation of diluted net loss per share for those periods because their inclusion would have had an anti-dilutive effect.

10.    INCOME TAXES

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

The Company’s effective tax rates for the three months ended December 31, 2025 and 2024 were 5.5% and 7.3%, respectively. For the three months ended December 31, 2025, the Company’s effective tax rate was primarily driven by a valuation allowance associated with certain deferred tax assets. For the three months ended December 31, 2024, the Company’s effective tax rate was primarily driven by a change in the valuation allowance.

11.    CONTINGENCIES AND COMMITMENTS

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

Securities Class Action and Derivative Lawsuits

On June 23, 2022, a putative securities class action lawsuit (the “Securities Class Action”) was filed in the United States District Court for the Northern District of Indiana, naming the Company and Robert W. Leasure and Beth A. Taylor as defendants, captioned Grobler v. Inotiv, Inc., et al., Case No. 4:22-cv-00045 (N.D. Ind.). The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and Rule 10b-5 promulgated thereunder, based on alleged false and misleading statements and material omissions regarding the Company’s acquisition of Envigo and its regulatory compliance. On September 12, 2022, Oklahoma Police Pension and Retirement System was appointed by the Court as lead plaintiff. Thereafter, on November 14, 2022, the lead plaintiff filed an amended complaint against the same defendants, in addition to John E. Sagartz and Carmen Wilbourn, that asserted the same claims along with a claim under Section 14(a) of the Exchange Act. On November 23, 2022, the lead plaintiff filed a further amended complaint against the aforementioned defendants asserting the same claims as the amended complaint and further alleging that false and misleading statements and material omissions were made concerning the Company’s non-human primate business. The purported class in the operative complaint includes all persons who purchased or otherwise acquired the Company’s common shares between September 21, 2021 and November 16, 2022, and the complaint seeks an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. On January 27, 2023, the defendants filed a motion to dismiss the amended complaint. That motion was fully briefed by April 28, 2023. On March 29, 2024, the Court issued a decision denying, in part, Defendants’ motion to dismiss.

On September 25, 2025, the parties entered into a Stipulation and Agreement of Settlement to settle the Securities Class Action (the “Securities Settlement”), which the Court preliminarily approved on October 3, 2025. Following the notice period to members of the putative settlement class, the Court held a final fairness hearing on January 27, 2026. At this hearing, the Court granted final approval of the Securities Settlement, finding the terms to be fair, reasonable, and adequate. The Company entered into the Securities Settlement to eliminate the uncertainty, burden, and expense of protracted litigation. The Securities Settlement does not assign or reflect any admission of wrongdoing or liability by the Company or the individual defendants, all of whom deny any wrongdoing.

The Securities Settlement fully resolves the Securities Class Action claims against the Company and the individual defendants Robert W. Leasure, Beth A. Taylor, John E. Sagartz, and Carmen Wilbourn. As consideration for the Securities Settlement, the Company caused to be paid a cash settlement payment of $8,750 (“Cash Payment”) to the members of the class. The Cash Payment was fully funded by available insurance. Class members who may be entitled to receive distributions from the cash settlement include all persons and entities who purchased or otherwise acquired the Company’s common shares between September 21, 2021 and May 20, 2022 or who held the Company’s common shares and were entitled to vote on matters necessary to effectuate the Company’s acquisition of Envigo RMS, LLC at a special meeting of the Company’s shareholders on November 4, 2021 (subject to certain exclusions). The Court also awarded plaintiff attorneys’ fees and costs, which will be funded entirely from the Cash Payment.

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

On September 25, 2025, the Company reached an agreement in principle to settle the Derivative Actions. On December 18, 2025, the parties to the Derivative Actions executed a stipulation of settlement (the “Proposed Derivative Settlement”). The Court preliminary approved the Proposed Derivative Settlement on January 7, 2026, and scheduled a settlement hearing for March 18, 2026.

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

If approved by the court, the Proposed Derivative Settlement will fully resolve the Derivative Actions, including all claims against individual defendants Robert W. Leasure, Beth A. Taylor, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, Scott Cragg, and Carmen Wilbourn, and the Company as a nominal defendant. The Proposed Derivative Settlement credits the plaintiffs in the Derivative Actions for the fact that the Company was the beneficiary of $2,490 from certain of its insurers, which amount was utilized by the Company as part of the Cash Payment for the Securities Settlement. The Proposed Derivative Settlement also involves the institution and maintenance of certain corporate governance measures by the Company, including, for a period of at least five years, having a separate Chief Executive Officer and Board Chairperson, maintaining a fully independent Board Chairperson, instituting certain guidelines for due diligence conducted in any future mergers and acquisitions, and maintaining a disclosure committee. Plaintiffs in the Derivative Actions will, in addition, seek attorneys’ fees, the amount of which will not exceed $2,250 and will be subject to court approval. The Company expects any award of attorneys’ fees to be fully funded by available insurance.

Based on the amounts included in the Securities Settlement and the Proposed Derivative Settlement, as of each of December 31, 2025 and September 30, 2025, the Company recorded an $11,000 liability, and an $11,000 asset, related to the Securities Class Action and the Derivative Actions. The $8,750 Cash Payment was distributed to the plaintiff for appropriate distribution after the final fairness hearing for the Securities Settlement.

Privacy Class Actions

The Company has been named as a defendant in three putative class actions relating to the cybersecurity incident experienced in August 2025 (the “2025 Cybersecurity Incident”) pending in the United States District Court for the Northern District of Indiana: (1) Doyal v. Inotiv, Inc., Case No. 4:25-cv-00046 (filed on August 21, 2025); (2) Merrell v. Inotiv, Inc., Case No. 4:25-cv-00047 (filed on August 25, 2025); and (3) Wagner v. Inotiv, Inc., Case No. 4:25-cv-00049 (filed on September 2, 2025). The complaints filed in each action generally allege that the plaintiffs and the proposed class members were harmed when their personally identifying information and protected health information (together, “Private Information”) was impacted by the 2025 Cybersecurity Incident. The purported class includes all persons in the United States whose Private Information allegedly was impacted by the 2025 Cybersecurity Incident. The complaints seek (i) an order certifying the cases as class actions, (ii) unspecified amounts of monetary damages, restitution, punitive damages, attorneys’ fees and costs, and (iii) certain injunctive or equitable relief relating to (a) the safeguarding of proposed class members’ Private Information, and (b) the implementation of technical and administrative cybersecurity programs, procedures and controls. On October 21, 2025, the three putative class actions were consolidated under a new caption: In re: Inotiv, Inc. Data Incident Litigation, Case No. 4:25-CV-46-PPS-JEM. On November 26, 2025, the plaintiffs filed an amended consolidated complaint, which the Company moved to dismiss on January 9, 2026. In response to the Company’s motion to dismiss, the plaintiffs filed another amended consolidated complaint on January 30, 2026. No trial date has been set.

Envigo Class Action

Envigo is a defendant in a purported class action and a related action under California’s Private Attorney General Act of 2004 (“PAGA”) brought by Jacob Greenwell, a former non-exempt employee of Envigo, on June 25, 2021 in the Superior Court of California, Alameda County (“Court”). The complaints allege that Envigo violated certain wage and hour requirements under the California Labor Code. PAGA authorizes private attorneys to bring claims on behalf of the State of California and aggrieved employees for violations of California’s wage and hour laws. The class action complaint seeks certification of a class of similarly situated employees and the award of actual, consequential and incidental losses and damages for the alleged violations. The PAGA complaint seeks civil penalties pursuant to the California Labor Code and attorney’s fees. On June 2, 2023, Envigo and the plaintiff signed a Memorandum of Understanding (“MOU”) that sets forth the parties’ intent to settle these matters for $795 which includes attorneys’ fees. On August 2, 2024, the parties entered into a Joint Stipulation of Class Action and PAGA Settlement and Release of Claims (the “PAGA Settlement Agreement”) that incorporated the material terms of the MOU and is subject to the Court's approval. The PAGA Settlement Agreement contains no admission of liability or wrongdoing by Envigo. The PAGA Settlement Agreement provides that, if the settlement is approved by the Court, the settlement amount would be paid in four quarterly installments, with the first one to be funded after the Court’s final approval of the settlement, and the following ones in the three subsequent quarters. A motion for preliminary approval of the settlement was granted by the Court on June 12, 2025, subject to the submission of a revised proposed order. The parties await the Court adopting the proposed order so that the settlement notice process may commence. The final approval hearing by the Court is scheduled for March 17, 2026. The Company took a reserve equal to the proposed settlement amount, which is included in accrued expenses and other current liabilities.

The Company is party to certain other legal actions arising out of the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity.

Government Investigations and Actions

The Company is subject to and/or involved in various government investigations, inquiries and actions, including as described below. Given its inherent uncertainty, except as otherwise noted, the Company cannot predict the duration or outcome of the pending matter described below. An adverse outcome of the following matter could have a material adverse impact on the Company’s operations, financial condition, operating results and cash flows.

Resolution Agreement and Plea Agreement

On June 3, 2024, the Company announced that it had reached agreement with the DOJ to resolve a previously-announced criminal investigation into its shuttered canine breeding facility located in Cumberland, Virginia, which was operated originally by Envigo in November 2021. In connection with such resolution, the Company and its related entities entered into the Resolution Agreement (the “Resolution Agreement”) with the DOJ and the U.S. Attorney’s Office for the Western District of Virginia (“USAO-WDV”), and Envigo and Envigo Global Services, Inc. (“EGSI”) entered into the Plea Agreement (the “Plea Agreement”) with the DOJ and the USAO-WDV. On June 3, 2024, before the United States District Court for the Western District of Virginia, Envigo pleaded guilty to one misdemeanor count of conspiracy to violate the Animal Welfare Act and EGSI pleaded guilty to one felony count of conspiracy to violate the Clean Water Act. On October 24, 2024, the Court sentenced Envigo and EGSI according to the terms agreed to between the DOJ and the Company in the Resolution Agreement and Plea Agreement.

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

Index to Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview	36
Financial and Operational Highlights During Three Months Ended December 31, 2025	38
Results of Operations	39
Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024	39
Liquidity and Capital Resources	40
Comparative Cash Flow Analysis	42
Critical Accounting Estimates	51
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified with words such as “aim”, “anticipate”, “assume”, “believe”, “could”, “estimate”, “expect”, “future”, “goal”, “intend”, “likely”, “may”, “plan”, “project”, “seek”, “strategy”, “target”, “will” and similar expressions. Those statements appear in a number of places in this report and may include, but are not limited to, statements regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) trends in the demand for our services and products, including as a result of fluctuations in research and development spending by pharmaceutical and biotechnology companies; (iii) trends in the industries that consume our services and products; (iv) market and company-specific impacts of non-human primate (“NHP”) supply and demand matters; (v) compliance with the Resolution Agreement and the Plea Agreement and the expected impacts on the Company related to the compliance plan and compliance monitor, including the expected amounts, timing and expense treatment of cash payments and other investments thereunder; (vi) our ability to service our substantial outstanding indebtedness and to comply or regain compliance with financial covenants; (vii) our current and forecasted cash position; (viii) our ability to make capital expenditures, fund our operations and satisfy our obligations; (ix) our ability to manage recurring and unusual costs; (x) our ability to execute on and realize the expected benefits related to our restructuring and site optimization plans; (xi) our expectations regarding the volume of new bookings, pre-sales, pricing, cost savings initiatives, expansion of services, operating income or losses and liquidity; (xii) our ability to effectively fill recent expanded capacity or any future expansion or acquisition initiatives undertaken by us; (xiii) our ability to develop and build infrastructure and teams to manage growth and projects; (xiv) our ability to continue to retain and hire key talent; (xv) our ability to market our services and products under our corporate name and relevant brand names; (xvi) our ability to develop new services and products; (xvii) our ability to negotiate amendments to the Credit Agreement or obtain waivers related to the financial covenants defined within the Credit Agreement; (xviii) our ability to maintain effective data protection, privacy and cybersecurity measures and to mitigate legal, financial and reputational risks in the event of a cyber incident, including the 2025 Cybersecurity Incident; and (xix) the impact of macroeconomic factors, including but not limited to tariffs and trade policies. Actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to those discussed in Part I, Item 1A, Risk Factors, contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, in Part II, Item 1A, Risk Factors, contained in this Quarterly Report on Form 10-Q and in subsequent filings with the SEC, many of which are beyond our control.

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

We have two reportable segments: Discovery and Safety Assessment (“DSA”) and Research Models and Services (“RMS”).

Through our DSA segment, we provide discovery and translational sciences (“DTS”) and safety assessment (“SA”) services (including nonclinical development and, in certain cases, clinical development) to support the needs of researchers and clinicians for primarily small molecule drug candidates, as well as biotherapeutics and biomedical devices utilizing both Good Laboratory Practice (“GLP”) and non-GLP. Our scientists have skills in histology, pathology, physiology, surgery, analytical chemistry, drug metabolism, pharmacokinetics, and toxicology. Our principal clients range from small start-up biotechnology companies to some of the largest global pharmaceutical companies, whose scientists are engaged in analytical chemistry, drug safety evaluation, drug metabolism studies, pharmacokinetics, clinical trials, and basic research.

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

Site Optimization and Transportation

During the three months ended December 31, 2025, in order to support the continued integration and improvement of our North American transportation and distribution systems, we continued to move forward with right-sizing our leased vehicle fleet.

We anticipate that Phase Two of our site optimization plan for the RMS business (“Phase Two”) will require a total capital investment of approximately $7,000. Of this expected capital investment, we have spent $4,761 to date. We expect that Phase Two will reduce production capacity and create operating efficiencies, while supporting our animal welfare objectives, and provide net annual savings of $6,000 to $7,000. During the three months ended December 31, 2025, we exited two leased facilities in connection with Phase Two. We expect Phase Two to be complete by the end of the third fiscal quarter of 2026.

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

Securities Class Action and Derivative Lawsuits

In order to eliminate the uncertainty, burden, and expense of protracted litigation, on September 25, 2025, we entered into a Stipulation and Agreement of Settlement (the “Securities Settlement”) to settle the Securities Class Action. The Court granted final approval of the Securities Settlement on January 27, 2026. Refer to Note 11 - Contingencies and Commitments for further discussion of the Securities Class Action and the Securities Settlement.

In order to eliminate the uncertainty, burden, and expense of protracted litigation, on September 25, 2025, the Company reached an agreement in principle to settle the Derivative Actions. On December 18, 2025, the parties to the Derivative Actions executed a stipulation of settlement (the “Proposed Derivative Settlement”). The Court preliminarily approved the Proposed Derivative Settlement on January 7, 2026, and scheduled a settlement hearing for March 18, 2026. The Proposed Derivative Settlement is subject in all respects to court approval and there can be no assurance that the court will approve the Proposed Derivative Settlement. Refer to Note 11 - Contingencies and Commitments for further discussion of the Derivative Actions and the Proposed Derivative Settlement.

As of December 31, 2025, we recorded an $11,000 liability and an $11,000 insurance recovery asset related to the Securities Settlement and the Proposed Derivative Settlement, collectively.

Nasdaq Delisting Notice

On December 31, 2025, we received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) stating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) because our common shares failed to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days. This letter provides an initial 180 calendar day period, or until June 29, 2026, in which to regain compliance. If we do not regain compliance by July 29, 2026, we may be eligible for an additional 180-day grace period.

We intend to continue to monitor the bid price for our common shares and will consider available options to resolve the deficiency and regain compliance with the Minimum Bid Price Rule, including seeking shareholder approval of a reverse split of our common shares in order to increase the trading price of our common shares in compliance with the Minimum Bid Price Rule. There is no assurance, however, that we will be eligible for an additional compliance period or that any actions we take will resolve the deficiency. If we fail to regain and maintain compliance with the Minimum Bid Price Rule or we fail to continue to meet all other applicable continued listing requirements for Nasdaq, our common shares may be delisted, which would adversely affect the market liquidity of our common shares and our ability to obtain financing to fund our operations. See Part II, Item 1A “Risk Factors” of this report for a description of the risks related to this notice.

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

Our imported NHPs were subject to tariffs ranging from 15% to 20% during the first quarter of fiscal 2026. These tariffs were required to be paid within approximately 30 days of import, which is a shorter timeframe than the average NHP research model inventory turnover period. As a result, payment of tariffs negatively impacted the Company's cash flows during the first fiscal quarter of 2026 and is expected to continue to impact the Company's cash flows in the future. Future NHP imports are currently expected to remain subject to tariffs in the range of 15% to 20%. However, we have and expect to continue to work with suppliers and customers to attempt to mitigate the financial impact of these additional costs. The current and future applicable tariff percentages are based on the country of origin of the imported NHPs. If tariff rates continue to increase, we expect to continue working with suppliers and customers to attempt to mitigate these potential additional costs as the NHPs are mission-critical to the safety testing of new medicines; however, there can be no assurance that we will be successful in any mitigation efforts.

Client research and development funding levels, particularly those impacted by government sources like the U.S. National Institutes of Health (“NIH”), can be challenging to forecast. Funding of research and development is impacted by the political process, which is ever-changing. We continue to monitor macro indicators and maintain communication with our clients, as needed, regarding client research and development funding levels.

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

Financial and Operational Highlights During Three Months Ended December 31, 2025

•Revenue was $120,879 in the three months ended December 31, 2025, an increase of $1,003, or 0.8%, compared to $119,876 during the three months ended December 31, 2024, driven by a $5,133, or 12.0%, increase in DSA revenue, partially offset by a decrease of $4,130, or 5.4%, in RMS revenue.

•Consolidated net loss for the three months ended December 31, 2025 was $28,378, or 23.5% of total revenue, compared to a consolidated net loss of $27,630, or 23.0% of total revenue, in the three months ended December 31, 2024.

•Book-to-bill ratio for the three months ended December 31, 2025 was 1.16x for the DSA services business.

•DSA backlog was $145,413 at December 31, 2025 compared to $138,197 at September 30, 2025, and $130,392 at December 31, 2024.

•In connection with Phase Two of our U.S. site optimization plan, we exited two leased facilities during the three months ended December 31, 2025.

Results of Operations

Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024

DSA

	Three Months Ended December 31,
	2025	2024	$ Change	% Change
Revenue	$47,955	$42,822	$5,133	12.0%
Cost of revenue[1]	34,602	30,812	3,790	12.3%
Operating expenses[2]	5,858	5,481	377	6.9%
Depreciation and amortization of intangible assets	4,346	4,583	(237)	(5.2)%
Operating income[3]	$3,149	$1,946	$1,203	61.8%
Operating income % of total revenue	2.6%	1.6%
[1]Cost of revenue includes cost of services provided and cost of products sold and excludes depreciation and amortization of intangible assets, which is separately stated
[2]Operating expenses include selling, general and administrative and other operating expenses and excludes depreciation and amortization of intangible assets, which is separately stated
[3]Table may not foot due to rounding

DSA revenue increased by $5,133 in the three months ended December 31, 2025 compared to the three months ended December 31, 2024. DSA revenue increased primarily due to increased DTS revenue and increased SA revenue. The increase in DTS revenue included increased discovery pharmacology service revenue and the increased SA revenue included increased surgical services revenue and new business at our Rockville facility.

DSA operating income was $3,149 in the three months ended December 31, 2025 compared to $1,946 in the three months ended December 31, 2024, an increase of $1,203, primarily due to the increase in revenue discussed above, partially offset by an increase in cost of revenue. The increase in DSA cost of revenue primarily related to increased compensation and benefits costs and increased supplies expense.

RMS

	Three Months Ended December 31,
	2025	2024	$ Change	% Change
Revenue	$72,924	$77,054	$(4,130)	(5.4)%
Cost of revenue[1]	61,467	64,026	(2,559)	(4.0)%
Operating expenses[2]	5,761	4,775	986	20.6%
Depreciation and amortization of intangible assets	9,250	9,438	(188)	(2.0)%
Operating loss[3]	$(3,554)	$(1,185)	$(2,369)	(199.9)%
Operating loss % of total revenue	(2.9)%	(1.0)%

[1]Cost of revenue includes cost of services provided and cost of products sold and excludes depreciation and amortization of intangible assets, which is separately stated
[2]Operating expenses include selling, general and administrative and other operating expenses and excludes depreciation and amortization of intangible assets, which is separately stated
[3]Table may not foot due to rounding

RMS revenue decreased $4,130 in the three months ended December 31, 2025 compared to the three months ended December 31, 2024, primarily due to lower NHP volumes sold, partially offset by higher average selling prices for NHPs compared to the prior year quarter and higher NHP-related services revenue.

RMS operating loss was $3,554 in the three months ended December 31, 2025 compared to $1,185 in the three months ended December 31, 2024, an increase of $2,369, due primarily to the decrease in revenue discussed above and increased operating expenses, partially offset by decreased cost of revenue and decreased depreciation and amortization of intangible assets. The $986 increase in operating expenses was primarily due to an increased provision for expected credit losses. The $2,559 decrease in cost of revenue primarily related to decreased costs associated with the decreased NHP product revenue as discussed above and decreased compensation and benefits costs, partially offset by increased non-NHP inventory costs.

Unallocated Corporate

	Three Months Ended December 31,
	2025	2024	$ Change	% Change
Operating expenses[1]	$15,730	$16,110	$(380)	(2.4)%
Depreciation	195	158	37	23.4%
Operating loss[2]	$15,925	$16,268	$(343)	(2.1)%
Operating loss % of total revenue	(13.2)%	(13.6)%
[1]Operating expenses includes general and administrative and other operating expenses
[2]Table may not foot due to rounding

Unallocated corporate costs consist of general and administrative expenses, other operating expenses and depreciation expenses that are not directly related or allocated to the reportable segments. The decreased operating loss of $343 in the three months ended December 31, 2025 compared to the three months ended December 31, 2024 was primarily driven by decreased operating expenses.

Other Expense

Other expense decreased by $615 for the three months ended December 31, 2025 compared to the three months ended December 31, 2024, primarily driven by a decrease of $375 in interest expense.

Income Taxes

The Company’s effective tax rates for the three months ended December 31, 2025 and 2024 were 5.5% and 7.3%, respectively. For the three months ended December 31, 2025, the Company’s effective tax rate was primarily driven by a valuation allowance in connection with certain deferred tax assets. For the three months ended December 31, 2024, the Company’s effective tax rate was primarily driven by a change in the valuation allowance.
Consolidated Net Loss

As a result of the factors described above, we had a consolidated net loss of $28,378 for the three months ended December 31, 2025 as compared to $27,630 during the three months ended December 31, 2024.

Liquidity and Capital Resources

Liquidity and Going Concern

The accompanying unaudited interim condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to a going concern. This presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described below.

As of December 31, 2025, the Company had cash and cash equivalents of approximately $12,732 and access to a $15,000 revolving credit facility, which had a $6,000 balance outstanding, which balance remains outstanding as of the date of this report. Further, for the three months ended December 31, 2025, the Company had negative operating cash flows, operating losses and consolidated net losses. The financial covenants under the Company's Credit Agreement, dated as of November 5, 2021 (as amended through the date hereof, the “Credit Agreement”) include, among others, the First Lien Leverage Ratio and the Fixed Charge Coverage Ratio (each as defined in the Credit Agreement). Subsequent to December 31, 2025 and within period of time stipulated under the Credit Agreement, the Company entered into the Eighth Amendment (as defined in Note 4 - Debt) to the Credit Agreement, which provided a written waiver for the First Lien Leverage Ratio and Fixed Charge Coverage Ratio financial covenants applicable to three months ended December 31, 2025. As a result of the waiver, the Company was in compliance with its financial covenants under the Credit Agreement for the period ended December 31, 2025.

Management's fiscal 2026 annual operating plan forecasts noncompliance with its financial covenants pursuant to the Credit Agreement for the remainder of fiscal 2026. If the Company's results of operations in the twelve months following the date of this report do not improve relative to the results of the first three months of fiscal 2026 and to the forecast in the 2026 annual operating plan, the Company will be at risk of non-compliance with its financial covenants under its Credit Agreement. Further, the Company's Term Loan Facility, Delayed Draw Term Loan, Incremental Term Loans and any outstanding balance on the Revolving Credit Facility (each as defined in Note 4 - Debt) mature in the next 12 months.

If at any time in the twelve months following the date of this report, the Company fails to comply with its financial covenants which remains unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indentures governing the Company's Convertible Senior Notes (the “Notes”) and the Company's 15.00% Senior Secured Second Lien PIK Notes due 2027 (the “Second Lien Notes”) which, if not cured within 30 days following notice of such default from such trustees or holders of 25 percent of the Notes and from the trustee or holders of 30 percent of the Second Lien Notes, would permit the trustee or such holders to accelerate the Notes and the Second Lien Notes. If the loans under the Credit Agreement, the Notes and the Second Lien Notes are accelerated, the Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans, outstanding Notes, outstanding revolving credit facility balance and outstanding Second Lien Notes in the next twelve months. Additionally, access to the revolving credit facility would be restricted and such funds would not be available to pay for any operating activities.

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

Management has developed our fiscal 2026 annual operating plan in which we plan to continue our efforts to optimize our capital allocation and expense base. Additionally, the Company's plan is to continue its efforts to improve its operating results with a sustained focus on client service and margin discipline, increasing our volume of DTS and safety assessment contract awards and increasing our RMS product and service revenue. In connection with management's fiscal 2026 annual operating plan, the Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations and satisfy its obligations, including cash outflows for planned targeted capital expenditures for at least the next 12 months, excluding the maturity of the Company's Term Loan Facility, Delayed Draw Term Loan and Incremental Term Loans in November 2026. However, management's fiscal 2026 annual operating plan forecasts noncompliance with its financial covenants pursuant to the Credit Agreement. In the event that the Company fails to comply with the requirements of the financial covenants set forth in the Credit Agreement, the Company has approximately 55 days subsequent to any fiscal quarter, and approximately 100 days subsequent to fiscal year-end, to cure noncompliance (the “grace period”). The Company also continues to discuss its current business conditions with its lenders. Additionally, the Company is exploring potential debt refinancing alternatives. There is no assurance that the Company’s lenders will agree to any amendment or extension to the Credit Agreement, nor can there be any assurance that the Company would be able to raise additional capital, whether through selling additional equity or debt securities or obtaining a line of credit or other loan on terms acceptable to the Company or at all.

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

Comparative Cash Flow Analysis

At December 31, 2025, we had cash and cash equivalents of $12,732, compared to $21,741 at September 30, 2025.
Net cash used in operating activities was $5,433 for the three months ended December 31, 2025 compared to $4,497 for the three months ended December 31, 2024.

Net cash used in operating activities in the three months ended December 31, 2025, was driven by consolidated net loss of $28,378, partially offset by non-cash charges of $17,302 and a net decrease in operating assets and liabilities of $5,643. Non-cash charges primarily included $13,791 for depreciation and amortization, $2,718 for non-cash interest and accretion expense, amortization of debt issuance costs and original issue discount of $1,404, and $1,382 for non-cash employee stock compensation expense, partially offset by a decrease in deferred taxes of $2,337. The net decrease in operating assets and liabilities was primarily driven by a decrease in fees invoiced in advance of $14,479, a decrease in accounts payable of $4,230 and a decrease in accrued expenses and other current liabilities of $3,620, partially offset by a decrease in trade receivables and contract assets of $14,686, a decrease of $653 in other assets and liabilities, net and a decrease in prepaid expenses and other current assets of $12,304.

Net cash used in operating activities for the three months ended December 31, 2024 was primarily driven by a consolidated net loss of $27,630, partially offset by non-cash charges of $17,701 and a net increase in operating assets and liabilities of $5,432. Non-cash charges primarily included $14,179 for depreciation and amortization, non-cash interest and accretion expense of $3,076, $1,770 for non-cash stock compensation expense and amortization of debt issuance costs and original issue discount of $1,288, partially offset by changes in deferred taxes of $2,802.

Net cash used in investing activities of $5,180 in the three months ended December 31, 2025 was due to capital expenditures of $5,180. The capital additions during the three months ended December 31, 2025 primarily consisted of investments in facility improvements and expansion related to Phase Two and capacity expansions to support future NHP colony management service revenue growth.

Net cash used in investing activities of $4,459 in the three months ended December 31, 2024 was primarily due to capital expenditures of $4,459. The capital additions during the three months ended December 31, 2024 primarily consisted of investments in facility improvements and site expansions to support future service revenue growth.
Net cash provided by financing activities of $1,536 in the three months ended December 31, 2025 primarily included borrowings on the revolving credit facility of $3,000, partially offset by payments on senior term notes and delayed draw term loans of $1,428.

Net cash provided by financing activities of $26,125 in the three months ended December 31, 2024 included net proceeds from the issuance of common shares of $27,524 and borrowings on the revolving credit facility of $20,000, partially offset by payments on the revolving credit facility of $20,000.

Capital Resources

Our indebtedness as of December 31, 2025 and September 30, 2025 is detailed in the table below. Refer below for discussion of the revolving credit facility.

	December 31, 2025	September 30, 2025
Seller Note – Bolder BioPath (Related party)	$94	$150
Seller Payable - Orient BioResource Center	3,235	3,235
Second Lien Notes	24,694	23,220
Convertible Senior Notes	118,168	116,440
Term Loan Facility, DDTL and Incremental Term Loans	267,395	268,654
Total debt before unamortized debt issuance costs	$413,586	$411,699
Less: Debt issuance costs not amortized	(7,813)	(9,576)
Total debt, net of unamortized debt issuance costs	$405,773	$402,123
Less: Current portion	(405,773)	(402,123)
Total Long-term debt	$—	$—

If the Company’s results of operations in the twelve months following the date of this report do not improve relative to its results in the three months ended December 31, 2025, it is probable that the Company will fail its financial covenants within twelve months of the balance sheet date. As a result, we have classified the Term Loan Facility, DDTL and Incremental Term Loans (each as defined below), the Notes and the Second Lien Notes as current. Refer to Note 1 – Description of the Business and Basis of Presentation for the Company's analysis of Liquidity and Going Concern, including cross-default considerations.

Revolving Credit Facility

As of December 31, 2025 and September 30, 2025, the Company had a $6,000 and a $3,000 outstanding balance, respectively, on the revolving credit facility. The Revolving Credit Facility will mature on November 5, 2026. Refer to the Condensed Consolidated Statements of Cash Flows for information related to borrowings and payments on the revolving credit facility during the three months ended December 31, 2025.

Term Loan Facility, DDTL and Incremental Term Loans

Below are the weighted-average effective interest rates for the loans available under the Credit Agreement:

	Three Months Ended December 31,
	2025	2024
Effective interest rates:
Term Loan	11.57%	11.71%
Initial DDTL	11.56%	11.69%
Additional DDTL	11.62%	11.82%

On November 5, 2026, the Term Loan Facility, DDTL and Incremental Term Loans will mature, any amounts outstanding under the revolving credit facility will be due and payable, and the Credit Agreement will terminate.

Credit Agreement

On November 5, 2021, the Company, certain subsidiaries of the Company (the “Subsidiary Guarantors”), the lenders party thereto, and an administrative agent (the “Agent”), entered into the Credit Agreement. The Credit Agreement provides for a term loan facility (the “Term Loan”) in the original principal amount of $165,000, a delayed draw term loan facility in the original principal amount of $35,000 (available to be drawn up to 18 months from the date of the Credit Agreement) (the

“Initial DDTL” and together with the Additional DDTL, the “DDTL”) and a revolving credit facility in the original principal amount of $15,000. On November 5, 2021, the Company borrowed the full amount of the term loan facility, but did not borrow any amounts on the DDTL or the revolving credit facility.

The Company could have elected to borrow on each of the loan facilities at either an adjusted LIBOR rate of interest or an adjusted prime rate of interest. Adjusted LIBOR rate loans accrued interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current First Lien Leverage Ratio (as defined in the Credit Agreement). The LIBOR rate had to be a minimum of 1.00%. The initial adjusted LIBOR rate of interest was the LIBOR rate plus 6.25%. Adjusted prime rate loans accrued interest at an annual rate equal to the prime rate plus a margin of between 5.00% and 5.50%, depending on the Company’s then current First Lien Leverage Ratio. The initial adjusted prime rate of interest was the prime rate plus 5.25%.

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

Each of the term loan facility and delayed draw term loan facility require annual principal payments in an amount equal to 1.00% of their respective original principal amounts. The Company shall also repay the term loan facility on an annual basis in an amount equal to a percentage of its Excess Cash Flow (as defined in the Credit Agreement), which percentage will be determined by its then current First Lien Leverage Ratio. Each of the loan facilities may be repaid at any time. Voluntary prepayments were subject to a 1.00% prepayment premium if made on or prior to November 5, 2023 and other breakage penalties, as defined in the Credit Agreement. Voluntary prepayments made after November 5, 2023 are not subject to any prepayment premium.

The Company is required to maintain a First Lien Leverage Ratio of not more than 4.25 to 1.00 for the Company's fiscal quarters through the fiscal quarter ended June 30, 2023, 3.75 to 1.00 beginning with the Company’s fiscal quarter ended September 30, 2023, and 3.00 to 1.00 beginning with the Company’s fiscal quarter ended March 31, 2025. The Company is required to maintain a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement), which ratio was 1.00 to 1.00 during the first year of the Credit Agreement and is 1.10 to 1.00 from and after the Credit Agreement’s first anniversary. The covenants related to the First Lien Leverage Ratio and Fixed Charge Coverage Ratio were amended by the Seventh Amendment. Further, the Eighth Amendment waived the First Lien Leverage Ratio and the Fixed Charge Coverage Ratio financial covenant tests for the period ended December 31, 2025 and increased the Company’s required minimum liquidity to $30,000 beginning March 6, 2026.

Each of the loan facilities is secured by all assets (other than certain excluded assets) of the Company and each of the Subsidiary Guarantors. Repayment of each of the loan facilities is guaranteed by each of the Subsidiary Guarantors.

On January 7, 2022, the Company drew $35,000 on the Initial DDTL. Amounts outstanding under the Initial DDTL accrued interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current First Lien Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest was the LIBOR rate plus 6.25%.

The Term Loan and the Initial DDTL will mature on November 5, 2026.

First Amendment to Credit Agreement

On January 27, 2022, the Company, the Subsidiary Guarantors, the lenders party thereto, and the Agent entered into the First Amendment to the existing Credit Agreement. The First Amendment provides for, among other things, an increase to the existing term loan facility in the amount of $40,000 (the “Incremental Term Loans”) and the Additional DDTL in the original principal amount of $35,000, which amount is available to be drawn up to 24 months from the date of the First Amendment. The Incremental Term Loans and any amounts borrowed under the Additional DDTL are referred to herein as the “Additional Term Loans”. On January 27, 2022, the Company borrowed the full amount of the Incremental Term Loans, and on October 12, 2022, the Company borrowed the full $35,000 under the Additional DDTL.

Amounts outstanding under the Additional Term Loans accrued interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current First Lien Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest was the LIBOR rate plus 6.25%.

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

The Company shall also repay the term loans on an annual basis in an amount equal to a percentage of its Excess Cash Flow (as defined in the Credit Agreement), which percentage will be determined by its then current First Lien Leverage Ratio.

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

Under the Second Amendment, the Company could have elected to borrow on each of the loan facilities at either an adjusted term secured overnight financing rate (“Term SOFR”) rate of interest or an alternate base rate of interest. Term SOFR loans accrued interest at an annual rate equal to the applicable Term SOFR rate plus (i) an adjustment percentage equal to between 0.11448% and 0.42826%, depending on the term of the loan (“Adjusted Term SOFR”); provided that, Adjusted Term SOFR could never be less than 1.00%, and (ii) a margin of between 6.00% and 6.50%, depending on the Company’s then current First Lien Ratio (as defined in the Credit Agreement). Alternate base rate loans could accrue interest at an annual rate equal to (i) the highest of (a) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%, (b) the Agent’s prime rate and (c) Adjusted Term SOFR for a one-month tenor plus 1.00% (the “Second Amendment Alternate Base Rate”); provided that, the Second Amendment Alternate Base Rate could never be less than 2.00%, plus (ii) a margin of between 5.00% and 5.50%, depending on the Company’s then current First Lien Ratio.

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

Fourth Amendment to Credit Agreement

On May 14, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment provided that any charges or expenses attributable to or related to the Resolution Agreement and Plea Agreement (each as defined in Note 11) could be added back to the Company’s Consolidated EBITDA (up to $26,500) for purposes of the financial covenants under the Credit Agreement. Refer to Note 11 - Contingencies and Commitments for further discussion of the Resolution Agreement and Plea Agreement.

The fee consideration payable by the Company for each consenting lender party to the Fourth Amendment is 0.50% of the aggregate outstanding principal amount of the term loans held by each consenting term loan lender, to be paid in-kind and capitalized to the principal amounts of the term loans held by such lender.

Fifth Amendment to Credit Agreement

On June 2, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment, among other changes, permits charges or expenses attributable to or related to the Resolution Agreement and the Plea Agreement to be added back to the Company’s Consolidated EBITDA in an amount up to $28,500; excludes any direct effects to the Company resulting from the Resolution Agreement and the Plea Agreement from being deemed a material adverse effect under the Credit Agreement; permits liens on the Company and certain subsidiaries in favor of the U.S. Department of Justice (the “DOJ”) in connection with the Resolution Agreement and the Plea Agreement; provides that certain uncured or unwaived breaches of the terms and conditions of the Resolution Agreement and the Plea Agreement shall be considered an event of default under the Credit Agreement; and enables the lenders to cause, at their discretion, material foreign subsidiaries to be joined as guarantors of the Company’s obligations under the Credit Agreement. Refer to Note 11 - Contingencies and Commitments for further discussion of the Resolution Agreement and Plea Agreement.

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

Seventh Amendment to Credit Agreement

On September 13, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into the Seventh Amendment to the Credit Agreement. The Seventh Amendment, among other changes, permitted the incurrence of the issuance of the Second Lien Notes in an aggregate amount of $22,550, made certain changes to the component definitions of the financial covenants, including the definition of Fixed Charge Coverage Ratio, and increased the cash netting capability in the First Lien Ratio covenant. The Seventh Amendment included the addition of a maximum capital expenditure limit and a minimum EBITDA test effective as of the closing date, waived the existing financial covenants from the date of the Seventh Amendment until June 30, 2025, and established new testing ratios and new financial covenant tests for the fiscal quarters starting June 30, 2025 and thereafter. The Seventh Amendment also capped the reinvestment of funds from extraordinary receipts and asset sales and casualty events at $5,000 in the aggregate, and established a non-voting third party observer to the Company’s board of directors meetings, as elected by the lenders. Additionally, the Seventh Amendment permits charges or expenses attributable to or related to the Resolution Agreement and the Plea Agreement to be added back to the Company’s Consolidated EBITDA in an amount up to $32,000 for purposes of the financial covenants under the Credit Agreement. This is an update to the $28,500 provided in the Fifth Amendment.

Eighth Amendment to Credit Agreement

On February 8, 2026, the Company, the Subsidiary Guarantors and the lenders party thereto entered into an Eighth Amendment (the “Eighth Amendment”) to the Credit Agreement. The Eighth Amendment makes the following changes to the Credit Agreement: (i) waives the maximum First Lien Leverage Ratio covenant for the fiscal quarter ended December 31, 2025; (ii) waives the minimum Fixed Charge Coverage Ratio covenant for the fiscal quarter ended December 31, 2025; and (iii) increases the minimum liquidity covenant from $10,000 to $30,000 for the March 6, 2026 liquidity test date and each liquidity test date thereafter. The liquidity covenant is measured as the average liquidity for the five business day period ending on the last business day of each week, with each such last day being a liquidity test date.

Second Lien Notes

Purchase Agreement

The Company and the Subsidiary Guarantors entered into a Purchase Agreement (the “Purchase Agreement”), dated September 13, 2024, with certain investors (the “Purchasers”), pursuant to which the Purchasers acquired $22,000 in aggregate principal amount of the Second Lien Notes and Warrants to purchase 3,946,250 Common Shares for consideration comprised of (i) $17,000 in cash and (ii) the cancellation of approximately $8,333 of the Company’s Notes held by certain of the Purchasers. In connection with the transactions contemplated by the Purchase Agreement, and pursuant to a Fee Letter between the Company and the structuring agent, the Company also issued to the structuring agent $550 aggregate principal amount of the Second Lien Notes and additional warrants to purchase 200,000 Common Shares as compensation for its services as structuring agent for the transactions. In connection therewith, $8,333 of the Notes were cancelled by the Company under the terms of the Purchase Agreement, such that the aggregate principal amount of Notes that remains outstanding is $131,667.

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

As of December 31, 2025 and September 30, 2025, there were $1,069 and $1,297, respectively, in unamortized debt issuance costs related to the Second Lien Notes. For the three months ended December 31, 2025, the total interest expense was $1,719, including coupon interest expense of $1,003, accretion expense of $488, and amortization of debt discount and issuance costs of $228. For the three months ended December 31, 2024, the total interest expense was $1,525, including coupon interest expense of $1,008, accretion expense of $360, and amortization of debt discount and issuance costs of $157.

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

Security Agreement

On September 13, 2024, the Company and the Subsidiary Guarantors entered into a Security Agreement (the “Security Agreement”) with U.S. Bank Trust Company, National Association, as the collateral agent for the Second Lien Notes (the “Collateral Agent”). Pursuant to the Security Agreement, the Company and the Subsidiary Guarantors granted the Collateral Agent a second lien security interest in substantially all of their assets, including but not limited to certain accounts, equipment, fixtures and intellectual property, in order to secure the payment and performance of all of the Obligations, as defined in the Second Lien Indenture.

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

As of December 31, 2025 and September 30, 2025, there were $1,847 and $2,093, respectively, in unamortized debt issuance costs related to the Notes. For the three months ended December 31, 2025, the total interest expense was $3,052 at an effective rate of 9.38%, including coupon interest expense of $1,079, accretion expense of $1,728, and amortization of debt discount and issuance costs of $245. For the three months ended December 31, 2024, the total interest expense was $2,883 at an effective rate of 9.38%, including coupon interest expense of $1,079, accretion expense of $1,572, and amortization of debt discount and issuance costs of $232.

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

Acquisition-related Debt (Seller Payable)

As part of the acquisition of Orient BioResource Center, Inc. (“OBRC”), the Company agreed to leave in place a payable (the “Seller Payable”) owed by OBRC to Orient Bio, Inc. (the “Seller”) in the amount of $3,700, which the Company determined to have a fair value of $3,325 as of January 27, 2022. The Seller Payable did not bear interest and was originally required to be paid to the Seller 18 months after the closing date of January 27, 2022. The Company has the right to set off against the Seller Payable any amounts that become payable by the Seller on account of indemnification obligations under the purchase agreement. On April 4, 2023, the Company and the Seller entered into a First Amendment to extend the maturity date of the Seller Payable to July 27, 2024. On May 24, 2024, the Company and the Seller entered into a Second Amendment to extend the maturity date of the Seller Payable to July 27, 2025. Further, beginning on July 27, 2024, the note bears interest at a rate of 4.60% per annum. Accrued interest and principal will be paid at the maturity date. On October 24, 2024, the Company and the Seller entered into a Third Amendment to extend the maturity date of the Seller Payable to January 27, 2026. On January 27, 2026, the Company and the Seller entered into a Fourth Amendment to extend the maturity date of the Seller Payable to March 27, 2026. No amendments to the Seller Payable have affected the rights and remedies of any party under the stock purchase agreement, nor did any alter, modify or amend or in any way affect any of the terms and conditions, obligations, covenants or agreements contained in the stock purchase agreement. The Seller Payable is subordinated to the indebtedness under the Credit Agreement.

Critical Accounting Estimates

Our financial results are affected by the selection and application of accounting policies and methods and require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. There were no changes in the three months ended December 31, 2025 to the application of our critical accounting estimates as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

We will continue to evaluate the impact of macroeconomic and external factors, including, but not limited to, tariffs and government funding of research and development, on our critical accounting estimates.

Our critical accounting estimates, as described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, relate to revenue recognition, income taxes, goodwill and intangible assets, long-lived tangible assets, fair value of financial instruments, pension costs and contingencies.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please refer to Note 1 - Description of the Business and Basis of Presentation, in this Quarterly Report on Form 10-Q. We did not adopt any new accounting pronouncements during the three months ended December 31, 2025 that had a significant effect on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of December 31, 2025, our debt portfolio was reliant on reference rates. Based on our interest rate exposure at December 31, 2025 and assumed debt levels throughout the next 12 months, a one-percentage-point increase in interest rates would result in an estimated $2.7 million increase in loss before income taxes over a one-year period.

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

A hypothetical 10% change in the foreign exchange rates applicable to our business would change our December 31, 2025 cash balance by approximately $0.6 million and our revenue by approximately $1.7 million for the three months ended December 31, 2025.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer and Executive Vice President (our principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure (“Management”).

Management has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, Management has concluded that our disclosure controls and procedures were not effective as of December 31, 2025 because of the material weaknesses in internal control over financial reporting described below.

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
As of September 30, 2022, Management identified the following material weaknesses in internal controls, which continued to exist as of December 31, 2025:

a.Management did not design and maintain effective controls over information technology general controls (ITGCs) for its enterprise resource planning system in which the research models and services business, as well as certain corporate functions, operate and certain ancillary applications that are relevant to the preparation of the consolidated financial statements throughout the year ended September 30, 2022, which resulted in ineffective business process controls (automated and IT-dependent manual controls) that could result in misstatements potentially impacting all of the financial statement accounts and disclosures. Specifically, management did not design and maintain: sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; and program change management controls to ensure that information technology (“IT”) program and data changes affecting financial information technology applications and underlying accounting records are authorized, tested, and implemented appropriately. As a result, business process controls (automated and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use data produced from systems impacted by the ineffective ITGCs were deemed ineffective at September 30, 2022, and were not remediated and therefore remained ineffective at December 31, 2025; and

b.Management did not have an adequate process in place to design and test the operating effectiveness of internal control over financial reporting in a timely manner or an adequate process in place to monitor and provide oversight over the completion of its assessment of internal control over financial reporting. As such, we determined that management did not effectively design and implement components of the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO framework) to address all relevant risks of material misstatement, including elements of the control environment, information and communication, control activities and monitoring activities components, relating to: (i) providing sufficient and timely management oversight and ownership over the internal control evaluation process; (ii) hiring and training sufficient personnel to timely support the Company’s internal control objectives; and (iii) performing timely monitoring and oversight to ascertain whether the components of internal control are present and functioning effectively. As a result, controls relevant to all business processes and related controls (including relevant entity level controls) were deemed ineffective at September 30, 2022, and were not remediated and therefore remained ineffective at December 31, 2025.

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

Furthermore, Management remediated design and operating deficiencies for some business processes and made progress on the design of controls related to other business processes in connection with our discovery and safety assessment business and certain corporate functions. Management continued to perform testing over the related business processes covering fiscal 2025. While certain controls within the related business processes were tested and determined to be operating effectively throughout fiscal 2025, the material weaknesses related to our business processes over financial reporting cannot be considered completely remediated until the aggregate of the applicable controls, including the ITGCs discussed above, operate effectively for a sufficient period of time. The operating effectiveness of the aggregate of the applicable controls was not deemed sufficient to completely remediate the material weaknesses for fiscal 2025.

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

Changes in Internal Control over Financial Reporting

Except for the changes in connection with our remediation activities as described above, there were no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II

ITEM 1 – LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 11 - Contingencies and Commitments to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

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

You should carefully consider the risks in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, including those disclosed under the heading “Risk Factors” appearing in Item 1A of Part I of the Annual Report on Form 10-K. Except as set forth below, there have been no material changes in those risk factors. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Risks Related to Share Ownership

If we are unable to maintain listing of our securities on The Nasdaq Capital Market, it may be more difficult for our shareholders to sell their securities and may adversely affect the market liquidity of our common shares and our ability to obtain financing to fund our operations.

Our common shares are listed on The Nasdaq Stock Market LLC (“Nasdaq”). Nasdaq requires listed issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect us and our shareholders:

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

In order to maintain our listing on Nasdaq, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. On December 31, 2025, we received written notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) because our common shares failed to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days. This letter provides an initial 180 calendar day period, or until June 29, 2026, in which to regain compliance. If we do not regain compliance by July 29, 2026, we may be eligible for an additional 180-day grace period.

We intend to continue to monitor the bid price for our common shares and will consider available options to resolve the deficiency and regain compliance with the Minimum Bid Price Rule, including the potential of seeking shareholder approval of a reverse split of our common shares in order to increase the trading price of our common shares in compliance with the Minimum Bid Price Rule. There is no assurance, however, that we will be eligible for an additional compliance period or that any actions we take will resolve the deficiency. If we fail to regain and maintain compliance with the Minimum Bid Price Rule or we fail to continue to meet all other applicable continued listing requirements for Nasdaq, our common shares may be delisted, which may adversely affect the market liquidity of our common shares and our ability to obtain financing to fund our operations.

The perception among investors that we are at a heightened risk of delisting could negatively affect the market price and trading volume of our common shares. If our common shares are delisted from Nasdaq, the delisting could: substantially decrease trading in our common shares; adversely affect the market liquidity of our common shares as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws; adversely affect our ability to issue additional securities or obtain additional financing in the future on acceptable terms, if at all; result in the potential loss of confidence by investors, customers, partners and employees and fewer business development opportunities; and result in limited news and analyst coverage. Additionally, the market price of our common shares may decline further, and shareholders may lose some or all of their investment.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION
Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

Amendment to Credit Agreement

Because we are filing this Quarterly Annual Report on Form 10-Q within four business days after the triggering event, we are making the following disclosure under this Item 5 instead of filing a Current Report on Form 8-K under Item 1.01. Entry into a Material Definitive Agreement and Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant:

On February 8, 2026, the Company, certain of its subsidiaries and the lenders party thereto entered into an Eighth Amendment (the “Eighth Amendment”) to the Credit Agreement, dated as of November 5, 2021 (as amended, the “Credit Agreement”). The Eighth Amendment makes the following changes to the Credit Agreement: (i) waives the maximum First Lien Leverage Ratio covenant for the fiscal quarter ended December 31, 2025; (ii) waives the minimum Fixed Charge Coverage Ratio covenant for the fiscal quarter ended December 31, 2025; and (iii) increases the minimum liquidity covenant from $10 million to $30 million for the March 6, 2026 liquidity test date and each liquidity test date thereafter. The liquidity covenant is measured as the average liquidity for the five business day period ending on the last business day of each week, with each such last day being a liquidity test date.

The foregoing summary of the Eighth Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Eighth Amendment filed with this Quarterly Report on Form 10-Q as Exhibit 10.1 and incorporated herein by reference.

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

	2.5	Amendment No. 4 to Stock Purchase Agreement, dated January 27, 2026, by and among Envigo Global Services, Inc., Inotiv, Inc. and Orient Bio, Inc. (filed herewith).

(3)	3.1	Second Amended and Restated Articles of Incorporation of Inotiv, Inc. as amended through November 4, 2021 (incorporated by reference to Exhibit 3.1 to Form 8-K filed November 5, 2021).

	3.2	Fourth Amended and Restated Bylaws of Inotiv, Inc. as amended through August 6, 2025 (incorporated by reference to Exhibit 3.2 to Form 10-Q filed August 7, 2025).

(10)	10.1
Eighth Amendment to Credit Agreement dated as of February 8, 2026, by and among Inotiv, Inc., certain subsidiaries of Inotiv, Inc., the lenders party thereto, and Acquiom Agency Services, LLC (filed herewith).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: February 9, 2026	INOTIV, INC.
(Registrant)

	By:	/s/ Robert W. Leasure
Robert W. Leasure
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2026	By:	/s/ Beth A. Taylor
Beth A. Taylor
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

Date: February 9, 2026	By:	/s/ Brennan Freeman
Brennan Freeman
Vice President of Finance and Corporate Controller (Principal Accounting Officer)