Form 10-Q
period 2026-03-31
Inotiv, Inc.
filed 2026-05-11
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.
Commission File Number 000-23357
INOTIV, INC.
(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, IN (Address of principal executive offices)	47906 (Zip code)
(765) 463-4527
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	NOTV	The Nasdaq Stock Market LLC
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
Yes ☐     No ☒
As of April 16, 2026, 34,888,147 of the registrant's common shares were outstanding.

INOTIV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	September 30,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,180	$21,741
Trade receivables and contract assets, net of allowances for credit losses of $6,208 and $6,397, respectively	61,357	78,222
Inventories, net	30,547	45,738
Prepaid expenses and other current assets	37,385	48,890
Total current assets	144,469	194,591

Property and equipment, net	175,694	180,726
Operating lease right-of-use assets, net	54,663	46,358
Goodwill	94,286	94,286
Other intangible assets, net	222,516	240,197
Other assets	10,790	14,956
Total assets	$702,418	$771,114

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$38,176	$48,531
Accrued expenses and other current liabilities	34,178	44,722
Revolving credit facility	13,000	3,000
Fees invoiced in advance	38,193	51,512
Current portion of long-term operating lease	6,316	6,896
Current portion of long-term debt	410,422	402,123
Total current liabilities	540,285	556,784
Long-term operating leases, net	53,781	44,344
Other long-term liabilities	29,528	28,385
Deferred tax liabilities, net	1,725	5,573
Total liabilities	625,319	635,086

Contingencies and Commitments (Note 11)

Shareholders’ equity:
Common shares, no par value:
Authorized 74,000,000 shares at March 31, 2026 and at September 30, 2025; 34,888,147 issued and outstanding at March 31, 2026 and 34,357,251 at September 30, 2025	8,683	8,551
Additional paid-in capital	758,535	756,062
Accumulated deficit	(691,658)	(630,813)
Accumulated other comprehensive income	1,539	2,228
Total equity	77,099	136,028
Total liabilities and shareholders’ equity	$702,418	$771,114
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Service revenue	$58,447	$56,128	$118,168	$109,685
Product revenue	59,205	68,195	120,363	134,514
Total revenue	$117,652	$124,323	$238,531	$244,199
Costs and expenses:
Cost of services provided (excluding depreciation and amortization of intangible assets)	44,025	43,492	87,764	82,736
Cost of products sold (excluding depreciation and amortization of intangible assets)	48,978	51,840	101,308	107,434
Selling	5,663	5,078	11,082	10,215
General and administrative	17,643	17,152	36,134	36,304
Depreciation and amortization of intangible assets	14,081	13,824	27,872	28,003
Other operating expense (income)	6,571	(4,125)	10,010	(2,048)
Operating loss	$(19,309)	$(2,938)	$(35,639)	$(18,445)
Other expense:
Interest expense, net	(14,063)	(13,446)	(27,526)	(27,284)
Other (expense) income	(371)	408	(594)	(55)
Loss before income taxes	$(33,743)	$(15,976)	$(63,759)	$(45,784)
Income tax benefit	1,276	1,110	2,914	3,288
Consolidated net loss	$(32,467)	$(14,866)	$(60,845)	$(42,496)

Loss per common share
Net loss attributable to common shareholders:
Basic	$(0.94)	$(0.44)	$(1.76)	$(1.39)
Diluted	$(0.94)	$(0.44)	$(1.76)	$(1.39)
Weighted-average number of common shares outstanding:
Basic	34,653	33,995	34,510	30,540
Diluted	34,653	33,995	34,510	30,540

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Consolidated net loss	$(32,467)	$(14,866)	$(60,845)	$(42,496)
Foreign currency translation	(620)	1,120	(624)	(1,010)
Defined benefit plan:
Pension cost amortization	(29)	69	42	135
Foreign currency translation	(13)	(24)	(107)	(273)
Other comprehensive (loss) income, net of tax	(662)	1,165	(689)	(1,148)
Consolidated comprehensive loss	(33,129)	(13,701)	(61,534)	(43,644)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except number of shares)
(unaudited)

	Common Shares		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total shareholders’ equity
	Number	Amount
Balance at September 30, 2025	34,357,251	$8,551	$756,062	$(630,813)	$2,228	$136,028
Consolidated net loss	—	—	—	(28,378)	—	(28,378)
Issuance of stock under employee stock plans	37,720	9	10	—	—	19
Stock-based compensation	—	—	1,382	—	—	1,382
Pension cost amortization	—	—	—	—	71	71
Foreign currency translation adjustment	—	—	—	—	(98)	(98)
Balance at December 31, 2025	34,394,971	$8,560	$757,454	$(659,191)	$2,201	$109,024
Consolidated net loss	—	—	—	(32,467)	—	(32,467)
Issuance of stock under employee stock plans	493,176	123	(123)	—	—	—
Stock-based compensation	—	—	1,204	—	—	1,204
Pension cost amortization	—	—	—	—	(29)	(29)
Foreign currency translation adjustment	—	—	—	—	(633)	(633)
Balance at March 31, 2026	34,888,147	$8,683	$758,535	$(691,658)	$1,539	$77,099

	Common Shares		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total shareholders’ equity
	Number	Amount
Balance at September 30, 2024	26,015,129	$6,466	$724,789	$(562,163)	$1,412	$170,504
Consolidated net loss	—	—	—	(27,630)	—	(27,630)
Issuance of common shares	6,900,000	1,725	25,799	—	—	27,524
Issuance of stock under employee stock plans	1,520	—	1	—	—	1
Stock-based compensation	—	—	1,770	—	—	1,770
Pension cost amortization	—	—	—	—	66	66
Foreign currency translation adjustment	—	—	—	—	(2,379)	(2,379)
Other	801,013	200	(223)	(1)	—	(24)
Balance at December 31, 2024	33,717,662	$8,391	$752,136	$(589,794)	$(901)	$169,832
Consolidated net loss	—	—	—	(14,866)	—	(14,866)
Issuance of stock under employee stock plans	630,878	158	(131)	—	—	27
Stock-based compensation	—	—	1,435	—	—	1,435
Pension cost amortization	—	—	—	—	69	69
Foreign currency translation adjustment	—	—	—	—	1,096	1,096
Other	—	—	123	(24)	—	99
Balance at March 31, 2025	34,348,540	$8,549	$753,563	$(604,684)	$264	$157,692
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2026	2025
Operating activities:
Consolidated net loss	$(60,845)	$(42,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,872	28,003
Employee stock compensation expense	2,586	3,205
Changes in deferred taxes	(3,789)	(4,028)
Provision for expected credit losses	404	(975)
Amortization of debt issuance costs and original issue discount	2,748	2,556
Non-cash interest and accretion expense	6,129	6,090
Other non-cash operating activities	356	1,178
Changes in operating assets and liabilities:
Trade receivables and contract assets	16,307	3,370
Inventories	14,930	(20,001)
Prepaid expenses and other current assets	18,348	7,483
Operating lease right-of-use assets and liabilities, net	554	(167)
Accounts payable	(8,855)	(129)
Accrued expenses and other current liabilities	(9,567)	(1,374)
Fees invoiced in advance	(13,124)	(814)
Other asset and liabilities, net	(557)	787
Net cash used in operating activities	(6,503)	(17,312)

Investing activities:
Capital expenditures	(7,283)	(9,932)
Proceeds from sale of property and equipment	6	22
Net cash used in investing activities	(7,277)	(9,910)

Financing activities:
Payments on revolving credit facility	—	(20,000)
Payments on senior term notes and delayed draw term loans	(2,119)	(1,382)
Borrowings on revolving credit facility	10,000	20,000
Issuance of common shares	—	27,524
Other financing activities, net	(459)	(649)
Net cash provided by financing activities	7,422	25,493

Effect of exchange rate changes on cash and cash equivalents	(203)	(404)

Net decrease in cash and cash equivalents	(6,561)	(2,133)
Cash and cash equivalents at beginning of period	21,741	21,432
Cash and cash equivalents at end of period	$15,180	$19,299

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,086	$21,111
Income taxes paid, net	$1,533	$1,135
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

As of March 31, 2026, the Company had cash and cash equivalents of approximately $15,180 and access to up to $2,000 under its $15,000 revolving credit facility, which had a $13,000 balance outstanding that remains outstanding as of the date of this report. Further, for the six months ended March 31, 2026, the Company had negative operating cash flows, operating losses and consolidated net losses. The financial covenants under the Company’s Credit Agreement, dated as of November 5, 2021 (as amended through the date hereof, the “Credit Agreement”) include, among others, the First Lien Leverage Ratio and the Fixed Charge Coverage Ratio (each as defined in the Credit Agreement). The Credit Agreement, as amended by the Eighth Amendment entered into on February 8, 2026, also includes a minimum liquidity covenant of $30,000, beginning with the March 6, 2026 liquidity test date and for each liquidity test date thereafter, which is the last business day of each week. As previously disclosed, the lenders under the Credit Agreement have granted the Company waivers of the minimum liquidity covenant for each liquidity test date from the March 6, 2026 test date through the May 8, 2026 test date.

Subsequent to March 31, 2026 and within the period of time under the Credit Agreement, the lenders under the Credit Agreement granted the Company a waiver of the First Lien Leverage Ratio and the Fixed Charge Coverage Ratio financial covenants applicable to the period ended March 31, 2026. As a result of the waiver, the Company was in compliance with its financial covenants under the Credit Agreement for the period ended March 31, 2026. This waiver is limited and does not modify these or any other covenant requirements for future periods.

On April 15, 2026, the Company was required to make an interest payment of approximately $2,139 under its Convertible Bond Indenture (as defined in Note 4 - Debt). As of the date of this Report, the Company has not made such interest payment, and the applicable grace period for such payment is scheduled to expire on May 15, 2026. If the Company does not make the interest payment prior to the expiration of the applicable grace period, an event of default will occur under the Convertible Bond Indenture. Upon the occurrence of such event of default, the holders of the convertible notes will have the right to declare all amounts outstanding under the Convertible Bond Indenture to be immediately due and payable, in accordance with the terms of the Convertible Bond Indenture. In addition, the failure to make a payment on indebtedness past the grace period under the Convertible Bond Indenture will constitute an event of default under the Company’s Credit Agreement.

Management's fiscal 2026 annual operating plan forecasts noncompliance with its financial covenants pursuant to the Credit Agreement for the remainder of fiscal 2026. If the Company's results of operations in the twelve months following the date of this report do not improve relative to the results of the first six months of fiscal 2026 and to the forecast in the 2026 annual operating plan, the Company will not be able to comply with its financial covenants under its Credit Agreement. Further, the Company's Term Loan Facility, Delayed Draw Term Loan, Incremental Term Loans, any outstanding balance on the revolving credit facility and the Second Lien Notes (as defined in Note 4 - Debt) mature in the next 12 months.

If at any time in the twelve months following the date of this report, the Company fails to comply with its financial covenants which remain unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indentures governing the Company's Convertible Senior Notes (the “Notes”) and the Company's 15.00% Senior Secured Second Lien PIK Notes due 2027 (the “Second Lien Notes”) which, if not cured within 30 days following notice of such default from such trustees or holders of 25 percent of the Notes and from the trustee or holders of 30 percent of the Second Lien Notes, would permit the trustee or such holders to accelerate the Notes and the Second Lien Notes. If the loans under the Credit Agreement, the Notes and the Second Lien Notes are accelerated, the Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans, outstanding revolving credit facility balance, outstanding Notes and outstanding Second Lien Notes in the next twelve months. Additionally, access to the revolving credit facility would be restricted and such funds would not be available to pay for any operating activities.

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

Management has developed our fiscal 2026 annual operating plan in which we plan to continue our efforts to optimize our capital allocation and expense base. Additionally, the Company's plan is to continue its efforts to improve its operating results with a sustained focus on client service and margin discipline, increasing our volume of DTS and safety assessment contract awards and increasing our RMS product and service revenue. However, the Company believes its existing cash and cash equivalents, together with cash generated from operations, will not be sufficient to fund its operations and satisfy its obligations for the next 12 months, absent a transaction that positively impacts the Company’s liquidity and reduces its debt obligations. Further, management's fiscal 2026 annual operating plan forecasts noncompliance with its financial covenants pursuant to the Credit Agreement. In the event that the Company fails to comply with the requirements of the financial covenants set forth in the Credit Agreement, the Company has approximately 55 days subsequent to any fiscal quarter, and approximately 100 days subsequent to fiscal year-end, to cure noncompliance (the “grace period”). The Company also continues to discuss its current business conditions with its lenders. However, there is no assurance that the Company’s lenders will agree to any amendment or extension to the Credit Agreement.

Additionally, the Company is exploring potential recapitalization, reorganization, refinancing, or restructuring transactions, or other strategic alternatives. There is no assurance that the Company will be able to complete any such transaction or alternative on terms acceptable to the Company or at all.

The Company’s liquidity needs and compliance with covenants depend, among other things, on its ability to recapitalize, reorganize, refinance, restructure or complete any other strategic alternative, source and sell NHPs, fill its expanded DSA capacity, generate cash from other operating activities and manage its forecasted capital expenditures. There can be no assurances that management’s efforts to complete any such transaction or alternative will be realized or achieve the intended results. As a result, substantial doubt about the Company's ability to continue as a going concern exists.

Basis of Presentation

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP, and therefore should be read in conjunction with the Company’s audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025. In the opinion of management, the unaudited condensed consolidated financial statements for the three and six months ended March 31, 2026 and 2025 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of the Company’s financial position at March 31, 2026. The results of operations for the three and six months ended March 31, 2026 are not necessarily indicative of the results for the fiscal year ending September 30, 2026.

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

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements”, to clarify, correct errors in or make other improvements to a broad range of topics in the Accounting Standards Codification. The guidance is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted on an issue-by-issue basis. The Company is currently evaluating the impact this new standard will have on the consolidated financial statements and related disclosures.

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

During the three and six months ended March 31, 2026, one client accounted for 15.2% and 12.4% of revenue, respectively. During the three and six months ended March 31, 2025, one client accounted for 11.9% and 16.0% of revenue, respectively. During the three and six months ended March 31, 2026, no vendor spend accounted for more than 10.0% of the sum of cost of services and cost of products. During the three and six months ended March 31, 2025, two vendor spends in the aggregate accounted for 28.5% and 20.0%, respectively, of the sum of cost of services and cost of products.

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

	Balance at March 31, 2026	Balance at September 30, 2025
Contract assets: Trade receivables	$57,683	$74,156
Contract assets: Unbilled revenue	9,882	10,463
Contract liabilities: Client deposits	15,705	33,152
Contract liabilities: Deferred revenue	22,488	18,360

When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $11,674 and $12,167 of unpaid advanced client billings from both trade receivables and deferred revenue as of March 31, 2026 and September 30, 2025, respectively.

The Company expects approximately 77% of deferred revenue as of March 31, 2026 to be recognized as revenue within the next twelve months and the remainder to be recognized thereafter during the remaining contract term.

Changes in the contract asset and the contract liability balances during the six months ended March 31, 2026 include the following:

•Changes in the time frame for a right for consideration to become unconditional – approximately 78% of unbilled revenue as of September 30, 2025, was billed during the six months ended March 31, 2026; and

•Changes in the time frame for a performance obligation to be satisfied – approximately 70% of deferred revenue as of September 30, 2025, was recognized as revenue during the six months ended March 31, 2026.

Allowance for Credit Losses

A summary of activity in our allowance for credit losses is as follows:

	Six Months Ended
	March 31, 2026	March 31, 2025
Beginning balance	$6,397	$6,931
Provisions	404	(975)
Reductions	(593)	(54)
Ending balance	$6,208	$5,902

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

Segment Information

During the three and six months ended March 31, 2026, the RMS segment reported intersegment revenue of $3,417 and $6,397, respectively, related to sales to the DSA segment. During the three and six months ended March 31, 2025, the RMS segment reported intersegment revenue of $2,994 and $4,266, respectively, related to sales to the DSA segment. The table below presents revenue, operating (loss) income and other results of operations by reportable segment for the three and six months ended March 31, 2026 and 2025. The segment information below has been recast for the three and six months ended March 31, 2025 to align with the presentation for the three and six months ended March 31, 2026.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenue
DSA:
Service revenue	$45,608	$44,096	$92,038	$85,939
Product revenue	1,475	1,236	3,000	2,215
RMS:
Service revenue	12,839	12,032	26,130	23,746
Product revenue	57,730	66,959	117,363	132,299
Total revenue	$117,652	$124,323	$238,531	$244,199

Measure of Segment Operating Income
DSA:
Revenue	$47,083	$45,332	$95,038	$88,154
Cost of revenue (excluding depreciation and amortization of intangible assets)	35,771	35,369	70,373	66,181
Selling, general and administrative expenses	4,888	4,604	9,697	9,193
Other segment operating expenses	357	341	675	674
DSA segment operating income	$6,067	$5,018	$14,293	$12,106

RMS:
Revenue	$70,569	$78,991	$143,493	$156,045
Cost of revenue (excluding depreciation and amortization of intangible assets)	57,232	59,963	118,699	123,989
Selling, general and administrative expenses	4,191	3,470	8,589	7,060
Other segment operating expenses	—	—	—	—
RMS segment operating income	$9,146	$15,558	$16,205	$24,996

Reconciliation of segment operating income to loss before income taxes
Total segment operating income	$15,213	$20,576	$30,498	$37,102
Unallocated corporate expenses (1)	16,443	14,156	31,275	30,266
Depreciation and amortization of intangible assets	14,081	13,824	27,872	28,003
Startup costs	754	558	1,485	1,117
Restructuring costs	451	1,009	637	1,233
2025 cybersecurity incident costs	1,733	—	2,631	—
Other special segment items (2)	1,060	(6,033)	2,237	(5,072)
Operating loss	$(19,309)	$(2,938)	$(35,639)	$(18,445)
Interest expense	(14,063)	(13,446)	(27,526)	(27,284)
Other expense	(371)	408	(594)	(55)
Loss before income taxes	$(33,743)	$(15,976)	$(63,759)	$(45,784)

(1) Unallocated corporate expenses include salaries and benefits costs, stock-based compensation expense, corporate legal fees, consolidated audit fees, other professional fees, general product and liability insurance and corporate IT costs, and exclude depreciation. During the three and six months ended March 31, 2026, $1,204 and $2,586, respectively, of non-cash stock-based compensation expense was reflected in unallocated corporate expenses. During the three and six months ended March 31, 2025, $1,435 and $3,205, respectively, of non-cash stock-based compensation expense was reflected in unallocated corporate expenses.

(2) Other special segment items for the three and six months ended March 31, 2026 primarily relate to third party and legal fees associated with the Resolution Agreement and Plea Agreement (as defined in Note 11 - Contingencies and Commitments). Other special segment items for the three and six months ended March 31, 2025 primarily relate to the proceeds received in connection with the settlement agreement with Freese and Nichols, Inc. (the “Settlement Agreement”), which offset costs incurred to dispose of excess wastewater during previous years in addition to attorneys’ fees in previous years and fiscal year 2025.

Capital expenditures and depreciation and amortization of intangible assets by reportable segment are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Depreciation and amortization:
DSA	$4,200	$4,516	$8,546	$9,099
RMS	9,667	9,150	18,917	18,588
Unallocated Corporate	214	158	409	316
	$14,081	$13,824	$27,872	$28,003

Capital expenditures:
DSA	$924	1,105	$1,884	$1,481
RMS	1,179	4,368	5,399	8,451
	$2,103	$5,473	$7,283	$9,932

Geographic Information

The following represents revenue originating in entities physically located in the identified geographic area:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
United States	$103,680	$112,151	$207,389	$209,550
Netherlands	6,368	4,603	16,306	20,437
Other	7,604	7,569	14,836	14,212
	$117,652	$124,323	$238,531	$244,199

Long-lived assets shown below include property and equipment, net. The following represents long-lived assets where they are physically located:

	March 31,	September 30,
	2026	2025
United States	$156,486	$160,343
Netherlands	6,690	7,038
Other	12,518	13,345
	$175,694	$180,726

4.    DEBT

Our indebtedness as of March 31, 2026 and September 30, 2025 is detailed in the table below. Refer below for discussion of the revolving credit facility.

	March 31, 2026	September 30, 2025
Seller Note – Bolder BioPath (Related party)	$38	$150
Seller Payable - Orient BioResource Center	3,235	3,235
Second Lien Notes	26,232	23,220
Convertible Senior Notes	119,897	116,440
Term Loan Facility, DDTL and Incremental Term Loans	266,874	268,654
Total debt before unamortized debt issuance costs	$416,276	$411,699
Less: Debt issuance costs not amortized	(5,854)	(9,576)
Total debt, net of unamortized debt issuance costs	$410,422	$402,123
Less: Current portion	(410,422)	(402,123)
Total Long-term debt	$—	$—

If the Company’s results of operations in the twelve months following the date of this report do not improve relative to its results in the six months ended March 31, 2026, it is probable that the Company will fail its financial covenants within twelve months of the balance sheet date. Further, the Term Loan Facility, DDTL and Incremental Term Loans (each as defined below) and the Second Lien Notes are due to mature within twelve months of the balance sheet date. As a result, we have classified the Term Loan Facility, DDTL and Incremental Term Loans, the Notes and the Second Lien Notes as current as of March 31, 2026. Refer to Note 1 – Description of the Business and Basis of Presentation for the Company's analysis of Liquidity and Going Concern, including cross-default considerations.

Revolving Credit Facility

As of March 31, 2026 and September 30, 2025, the Company had a $13,000 and a $3,000 outstanding balance, respectively, on the $15,000 revolving credit facility. The revolving credit facility will mature on November 5, 2026. Refer to the Condensed Consolidated Statements of Cash Flows for information related to borrowings and payments on the revolving credit facility during the six months ended March 31, 2026.

Term Loan Facility, DDTL and Incremental Term Loans

Below are the weighted-average effective interest rates for the loans available under the Credit Agreement:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Effective interest rates:
Term Loan	11.66%	11.52%	11.62%	11.62%
Initial DDTL	11.65%	11.51%	11.61%	11.60%
Additional DDTL	11.69%	11.63%	11.65%	11.73%

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

The fee consideration payable by the Company for each consenting lender party to the Third Amendment is: (i) 0.50% of the aggregate outstanding principal amount of the term loans held by each consenting term loan lender, to be paid in-kind and capitalized to the principal amounts of the term loans held by such lender; (ii) 0.50% of the aggregate outstanding principal amount of the term loans held by each consenting term loan lender, to be paid in cash upon the occurrence of certain prepayments of the term loan under the Credit Agreement; and (iii) 7.00% of the aggregate amount of the revolving commitments held by each consenting revolving lender, to be paid in cash upon the occurrence with certain permanent reductions of the revolving loans under the Credit Agreement (the “Third Amendment RCF Deferred Fee”).

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

As of March 31, 2026 and September 30, 2025, there were $840 and $1,297, respectively, in unamortized debt issuance costs related to the Second Lien Notes. For the three months ended March 31, 2026, the total interest expense was $1,724, including coupon interest expense of $981, accretion expense of $514, and amortization of debt discount and issuance costs of $229. For the three months ended March 31, 2025, the total interest expense was $1,521, including coupon interest expense of $981, accretion expense of $381, and amortization of debt discount and issuance costs of $159. For the six months ended March 31, 2026, the total interest expense was $3,443, including coupon interest expense of $1,983, accretion expense of $1,002, and amortization of debt discount and issuance costs of $458. For the six months ended March 31, 2025, the total interest expense was $3,046, including coupon interest expense of $1,989 accretion expense of $741, and amortization of debt discount and issuance costs of $316.

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

Security Agreement

On September 13, 2024, the Company and the Subsidiary Guarantors entered into a Security Agreement (the “Security Agreement”) with U.S. Bank Trust Company, National Association, as the collateral agent for the Second Lien Notes (the “Second Lien Collateral Agent”). Pursuant to the Security Agreement, the Company and the Subsidiary Guarantors granted the Second Lien Collateral Agent a second lien security interest in substantially all of their assets, including but not limited to certain accounts, equipment, fixtures and intellectual property, in order to secure the payment and performance of all of the Obligations, as defined in the Second Lien Indenture.

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

As of March 31, 2026 and September 30, 2025, there were $1,604 and $2,093, respectively, in unamortized debt issuance costs related to the Notes. For the three months ended March 31, 2026, the total interest expense was $3,029 at an effective rate of 9.38%, including coupon interest expense of $1,056, accretion expense of $1,730, and amortization of debt discount and issuance costs of $243. For the three months ended March 31, 2025, the total interest expense was $2,859 at an effective rate of 9.38%, including coupon interest expense of $1,056, accretion expense of $1,573, and amortization of debt discount and issuance costs of $230. For the six months ended March 31, 2026, the total interest expense was $6,082, including coupon interest expense of $2,135, accretion expense of $3,458, and amortization of debt discount and issuance costs of $489. For the six months ended March 31, 2025, the total interest expense was $5,741, including coupon interest expense of $2,135, accretion expense of $3,145, and amortization of debt discount and issuance costs of $461.

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

On April 15, 2026, the Company was required to make an interest payment of approximately $2,139 on the Notes. As of the date of this Report, the Company has not made such interest payment, and the applicable grace period for such payment is scheduled to expire on May 15, 2026. If the Company does not make the interest payment prior to the expiration of the applicable grace period, an event of default will occur under the Convertible Bond Indenture. Upon the occurrence of such event of default, the holders of the convertible notes may have the right to declare all amounts outstanding under the Convertible Bond Indenture to be immediately due and payable, in accordance with the terms of the Convertible Bond Indenture and as further described below.

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

Acquisition-related Debt (Seller Payable)

As part of the acquisition of Orient BioResource Center, Inc. (“OBRC”), the Company agreed to leave in place a payable (the “Seller Payable”) owed by OBRC to Orient Bio, Inc. (the “Seller”) in the amount of $3,700, which the Company determined to have a fair value of $3,325 as of January 27, 2022. The Seller Payable did not bear interest and was originally required to be paid to the Seller 18 months after the closing date of January 27, 2022. The Company has the right to set off against the Seller Payable any amounts that become payable by the Seller on account of indemnification obligations under the purchase agreement. On April 4, 2023, the Company and the Seller entered into a First Amendment to extend the maturity date of the Seller Payable to July 27, 2024. On May 24, 2024, the Company and the Seller entered into a Second Amendment to extend the maturity date of the Seller Payable to July 27, 2025. Further, beginning on July 27, 2024, the note bears interest at a rate of 4.60% per annum. Accrued interest and principal will be paid at the maturity date. On October 24, 2024, the Company and the Seller entered into a Third Amendment to extend the maturity date of the Seller Payable to January 27, 2026. On January 27, 2026, the Company and the Seller entered into a Fourth Amendment to extend the maturity date of the Seller Payable to March 27, 2026. On April 2, 2026, the Company and the Seller entered into a Fifth Amendment to extend the maturity date of the Seller Payable to June 30, 2026. No amendments to the Seller Payable have affected the rights and remedies of any party under the stock purchase agreement, nor did any alter, modify or amend or in any way affect any of the terms and conditions, obligations, covenants or agreements contained in the stock purchase agreement. The Seller Payable is subordinated to the indebtedness under the Credit Agreement.

5.    SUPPLEMENTAL BALANCE SHEET INFORMATION

Trade receivables and contract assets, net of allowances for credit losses, consisted of the following:

	March 31,	September 30,
	2026	2025
Trade receivables	$57,683	$74,156
Unbilled revenue	9,882	10,463
Total	67,565	84,619
Less: Allowance for credit losses	(6,208)	(6,397)
Trade receivables and contract assets, net of allowances for credit losses	$61,357	$78,222

Inventories, net consisted of the following:

	March 31,	September 30,
	2026	2025
Raw materials	$1,563	$1,651
Work in progress	33	—
Finished goods	4,896	5,027
Research model inventory	27,920	41,675
Total	34,412	48,353
Less: Obsolescence reserve	(3,865)	(2,615)
Inventories, net	$30,547	$45,738

Prepaid expenses and other current assets consisted of the following:

	March 31,	September 30,
	2026	2025
Advances to suppliers	$11,380	$19,396
Prepaid research models	5,022	3,502
Tax-related receivables	1,372	2,263
Note receivable	6,667	—
Insurance recovery asset (1) (2)	5,302	16,961
Other	7,642	6,768
Prepaid expenses and other current assets	$37,385	$48,890

(1) In connection with ongoing negotiations to settle the securities class action lawsuit and related derivative lawsuits, the Company booked an $11,000 insurance recovery asset as of September 30, 2025. Refer to Note 11 - Contingencies and Commitments - Securities Class Action and Derivative Lawsuits for further discussion. The insurance recovery asset was settled during the three months ended March 31, 2026. Resultantly, no insurance recovery asset was recorded as of March 31, 2026.

(2) In connection with the 2025 Cybersecurity Incident (as defined in Note 11 - Contingencies and Commitments), the Company recorded a $4,618 and $4,033 insurance recovery receivable on its condensed consolidated balance sheets as of March 31, 2026 and September 30, 2025, respectively. Refer to Note 11 - Contingencies and Commitments for further information.

The composition of other assets is as follows:

	March 31,	September 30,
	2026	2025
Note receivable	$2,071	$7,641
Funded status of defined benefit plan	3,126	2,765
Finance lease right-of-use assets, net	4,182	2,900
Other	1,411	1,650
Other assets	$10,790	$14,956

Accrued expenses and other current liabilities consisted of the following:

	March 31,	September 30,
	2026	2025
Accrued compensation	$12,455	$12,832
Non-income taxes	2,544	3,491
Accrued interest	4,383	4,388
Current portion of long-term finance lease	727	495
Other	9,069	7,516
Resolution Agreement and Plea Agreement (1)	5,000	5,000
Settlement accrual (2)	—	11,000
Accrued expenses and other current liabilities	$34,178	$44,722

(1) Pursuant to the Resolution Agreement and Plea Agreement, the Company expects to pay an additional $17,000 over multiple years. Further, all interest accrued on the liabilities associated with the Resolution Agreement and Plea Agreement is payable at the time of the due date of the final payment, which is June 3, 2028. Therefore, accrued interest related to the Resolution Agreement and Plea Agreement is also presented within other long-term liabilities. Beginning in October 2024, interest accrues on the entire unpaid balance of the liabilities associated with the Resolution Agreement and Plea Agreement at an annual rate of 4.18%. Accordingly, the Company has included $13,147 and $12,792 in other long-term liabilities on its condensed consolidated balance sheets as of March 31, 2026 and September 30, 2025, respectively.

(2) In connection with the ongoing negotiations to settle the securities class action lawsuit and related derivative lawsuits, the Company recorded an $11,000 settlement accrual as of September 30, 2025. Refer to Note 11 Contingencies and Commitments - Securities Class Action and Derivative Lawsuits for further discussion, including payments made during the three months ended March 31, 2026. As a result of those payments, there was no settlement accrual in connection with the securities class action lawsuit and related derivative lawsuits as of March 31, 2026.

The composition of fees invoiced in advance is as follows:

	March 31,	September 30,
	2026	2025
Client deposits	$15,705	$33,152
Deferred revenue	22,488	18,360
Fees invoiced in advance	$38,193	$51,512

The composition of other long-term liabilities is as follows:

	March 31,	September 30,
	2026	2025
Long-term client deposits	$12,396	$12,665
Long-term finance leases	3,520	2,430
Other	465	498
Resolution Agreement and Plea Agreement (1)	13,147	12,792
Other long-term liabilities	$29,528	$28,385

(1) Pursuant to the Resolution Agreement and Plea Agreement, the Company expects to pay an additional $17,000 over multiple years. Further, all interest accrued on the liabilities associated with the Resolution Agreement and Plea Agreement is payable at the time of the due date of the final payment, which is June 3, 2028. Therefore, accrued interest related to the Resolution Agreement and Plea Agreement is also presented within other long-term liabilities. Beginning in October 2024, interest accrues on the entire unpaid balance of the liabilities associated with the Resolution Agreement and Plea Agreement at an annual rate of 4.18%. Accordingly, the Company has included $13,147 and $12,792 in other long-term liabilities on its condensed consolidated balance sheets as of March 31, 2026 and September 30, 2025, respectively.

6.    DEFINED BENEFIT PLAN

The Company has a defined benefit plan in the U.K., the Harlan Laboratories UK Limited Occupational Pension Scheme (the “Pension Plan”), which operated through April 2012. As of April 30, 2012, the accumulation of plan benefits of employees in the Pension Plan was permanently suspended and therefore the Pension Plan was curtailed. During the year ending September 30, 2026, the Company does not expect to contribute to the Pension Plan. As of March 31, 2026, the funded status of the defined benefit plan obligation of $3,126 is included in other assets (non-current) in the condensed consolidated balance sheets. Net periodic expense is included in the condensed consolidated statements of operations in general and administrative expenses.

The following table provides the components of net periodic benefit costs for the Pension Plan, which is included in general and administrative expenses in the condensed consolidated statements of operations.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Components of net periodic benefit expense (income):
Interest cost	$207	$186	$397	$364
Expected return on assets	(178)	(231)	(414)	(452)
Amortization of prior gain, net	—	(24)	(25)	(47)
Net periodic benefit expense (income)	$29	$(69)	$(42)	$(135)

7.    OTHER OPERATING INCOME / EXPENSE

Other operating expense consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Restructuring costs	$451	$1,009	637	1,233
Startup costs	754	558	1,485	1,117
Other costs (1)	3,633	1,858	5,257	3,152
Settlement Agreement (2)	—	(7,550)	—	(7,550)
2025 Cybersecurity Incident (3)	1,733	—	2,631	—
	$6,571	$(4,125)	$10,010	$(2,048)

(1) For the three and six months ended March 31, 2026, primarily represents third party and legal costs incurred in connection with the Resolution Agreement and Plea Agreement and expenses incurred in connection with the exploration of debt refinancing alternatives. For the three and six months ended March 31, 2025, primarily represents third party and legal costs incurred in connection with the Resolution Agreement and Plea Agreement and certain other legal matters.

(2) The proceeds received in connection with the Settlement Agreement with FNI offset costs incurred to dispose of excess wastewater during previous years in addition to attorneys’ fees in previous years and in fiscal year 2025. Refer to Note 11 - Contingencies and Commitments for further discussion of the Settlement Agreement.
(3) For the three and six months ended March 31, 2026, primarily represents fees incurred in connection with the 2025 Cybersecurity Incident. Refer to Note 11 – Contingencies and Commitments for further discussion of the 2025 Cybersecurity Incident.

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

ROU lease assets and lease liabilities that are reported in the Company’s condensed consolidated balance sheets are as follows:

	March 31, 2026	September 30, 2025

Operating ROU assets, net	$54,663	$46,358

Current portion of operating lease liabilities	6,316	6,896
Long-term operating lease liabilities	53,781	44,344
Total operating lease liabilities	$60,097	$51,240

Finance ROU assets, net	$4,182	$2,900

Current portion of finance lease liabilities	$727	495
Long-term finance lease liabilities	3,520	2,430
Total finance lease liabilities	$4,247	$2,925

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the three and six months ended March 31, 2026 and 2025 were:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Operating lease costs:
Fixed operating lease costs	$3,393	$3,403	$6,736	$6,842
Lease (income)	(767)	(532)	(1,624)	(1,232)
Financing lease costs:
Amortization of ROU asset expense	$208	$123	$337	$149
Interest on finance lease liability	129	108	218	132
Total operating lease cost	$2,963	$3,102	$5,667	$5,891

The Company serves as a lessor to eleven tenants. The gross rental income and underlying lease expense are presented net in the Company’s condensed consolidated statements of operations. The rent receivables and underlying lease liabilities are presented gross in the Company’s condensed consolidated balance sheets.

Supplemental cash flow information related to leases was as follows:

	Six Months Ended March 31,
	2026	2025
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,129	$6,461
Operating cash flows from finance leases	218	131
Financing cash flows from finance leases	298	136

Non-cash lease activity:
ROU assets obtained in exchange for new operating lease liabilities	$11,910	$3,194
ROU assets obtained in exchange for new finance lease liabilities	1,619	2,294

The weighted average remaining lease term and discount rate for the Company’s operating leases as of March 31, 2026 and 2025 were:

	March 31, 2026	March 31, 2025
Weighted-average remaining lease term (in years)
Operating lease	9.19	9.09
Finance lease	5.63	6.30
Weighted-average discount rate (in percentages)
Operating lease	11.54%	12.53%
Finance lease	11.54%	12.66%

Lease duration was determined utilizing renewal options that the Company is reasonably certain to execute.

As of March 31, 2026, maturities of operating and finance lease liabilities for each of the following five fiscal years and a total thereafter were as follows:

	Operating Leases	Finance Leases
2026 (remainder of fiscal year)	$6,482	$583
2027	12,012	1,137
2028	11,786	1,109
2029	11,188	1,047
2030	9,662	660
Thereafter	49,362	1,231
Total minimum future lease payments	100,492	5,767
Less interest	(40,395)	(1,520)
Total lease liability	60,097	4,247

9.    EQUITY, STOCK-BASED COMPENSATION AND LOSS PER SHARE

Share numbers and per share amounts are not presented in thousands within this Note 9 unless otherwise noted.

Authorized Shares

The Company has 74,000,000 common shares authorized. As of March 31, 2026 and September 30, 2025, the Company had 1,000,000 preferred shares authorized and no preferred shares outstanding.

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

Stock-Based Compensation

On March 13, 2025, the Company's shareholders approved an amendment to the Inotiv, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The amendment to the 2024 Plan increased the number of shares available for issuance under the 2024 Plan by an additional 2,250,000 common shares. On March 14, 2024, the Company's shareholders approved the 2024 Plan. As originally approved, the 2024 Plan provided for the issuance of up to 1,500,000 of the Company's common shares, plus the number of common shares remaining available for future grants under the Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”) as of March 14, 2024. Any common shares subject to an award under the 2024 Plan or 2018 Plan that expires, is forfeited or cancelled, is settled for cash or exchanged will become available for future awards under the 2024 Plan. Following the shareholders' approval of the 2024 Plan, awards can no longer be granted under the 2018 Plan. The Company currently grants equity awards from the 2024 Plan. As of March 31, 2026, 1,050,856 shares remained available for grants under the 2024 Plan.

The Company expenses the estimated fair value of stock options, restricted stock and restricted stock units over the vesting periods of the grants. The Company recognizes expense for awards subject to graded vesting using the straight-line attribution method and forfeitures, as they are incurred. Stock based compensation expense for the three months ended March 31, 2026 and 2025, was $1,204 and $1,435, respectively. Stock based compensation expense for the six months ended March 31, 2026 and 2025, was $2,586 and $3,205, respectively.

Loss Per Share

The Company computes basic loss per share using the weighted average number of common shares outstanding. The Company computes diluted loss per share using the if-converted method for preferred shares and convertible debt, if any, and the treasury stock method for stock options and restricted stock units.

The following table reconciles the numerator and denominator in the computations of basic and diluted loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Numerator:
Consolidated net loss	$(32,467)	$(14,866)	$(60,845)	$(42,496)

Denominator:
Weighted-average shares outstanding - Basic (in thousands)	34,653	33,995	34,510	30,540
Weighted-average shares outstanding - Diluted (in thousands)	34,653	33,995	34,510	30,540
Anti-dilutive common share equivalents[1]	9,885	10,797	9,885	10,797
1As of March 31, 2026, anti-dilutive common share equivalents are comprised of stock options, restricted stock units, 2,859,306 common shares issuable upon conversion of the Notes and 3,034,124 common shares issuable upon the exercise of the Warrants. As of March 31, 2025, anti-dilutive common share equivalents are comprised of stock options, restricted stock units, restricted stock awards, 2,859,306 common shares issuable upon conversion of the Notes and 3,034,124 common shares issuable upon the exercise of the Warrants. These common share equivalents were outstanding for the periods presented, but were not included in the computation of diluted net loss per share for those periods because their inclusion would have had an anti-dilutive effect.

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

The Company’s effective tax rates for the three months ended March 31, 2026 and 2025 were 3.8% and 6.9%, respectively. For the three months ended March 31, 2026, the Company’s effective tax rate was primarily driven by discrete nondeductible expenses. For the three months ended March 31, 2025, the Company’s effective tax rate was primarily driven by nondeductible expenses.

The Company’s effective tax rates for the six months ended March 31, 2026 and 2025 were 4.6% and 7.2%, respectively. For the six months ended March 31, 2026, the Company’s effective tax rate was primarily driven by a valuation allowance associated with certain deferred tax assets. For the six months ended March 31, 2025, the Company’s effective tax rate was primarily driven by a change in the valuation allowance.

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

Securities Class Action and Derivative Lawsuits

On June 23, 2022, a putative securities class action lawsuit (the “Securities Class Action”) was filed in the United States District Court for the Northern District of Indiana, naming the Company and Robert W. Leasure and Beth A. Taylor as defendants, captioned Grobler v. Inotiv, Inc., et al., Case No. 4:22-cv-00045 (N.D. Ind.). The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and Rule 10b-5 promulgated thereunder, based on alleged false and misleading statements and material omissions regarding the Company’s acquisition of Envigo and its regulatory compliance. On September 12, 2022, Oklahoma Police Pension and Retirement System was appointed by the Court as lead plaintiff. Thereafter, on November 14, 2022, the lead plaintiff filed an amended complaint against the same defendants, in addition to John E. Sagartz and Carmen Wilbourn, that asserted the same claims along with a claim under Section 14(a) of the Exchange Act. On November 23, 2022, the lead plaintiff filed a further amended complaint against the aforementioned defendants, asserting the same claims as the amended complaint and further alleging that false and misleading statements and material omissions were made concerning the Company’s non-human primate business. The purported class in the operative complaint included all persons who purchased or otherwise acquired the Company’s common shares between September 21, 2021 and November 16, 2022, and the complaint sought an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. On January 27, 2023, the defendants filed a motion to dismiss the amended complaint. That motion was fully briefed by April 28, 2023. On March 29, 2024, the Court issued a decision denying, in part, Defendants’ motion to dismiss.

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

The Securities Settlement fully resolved the Securities Class Action claims against the Company and the individual defendants Robert W. Leasure, Beth A. Taylor, John E. Sagartz, and Carmen Wilbourn. As consideration for the Securities Settlement, the Company caused to be paid a cash settlement payment of $8,750 (“Cash Payment”) to the members of the class. The Cash Payment was fully funded by available insurance. Class members who may be entitled to receive distributions from the cash settlement include all persons and entities who purchased or otherwise acquired the Company’s common shares between September 21, 2021 and May 20, 2022 or who held the Company’s common shares and were entitled to vote on matters necessary to effectuate the Company’s acquisition of Envigo RMS, LLC at a special meeting of the Company’s shareholders on November 4, 2021 (subject to certain exclusions). The Court also awarded plaintiff attorneys’ fees and costs, which were funded entirely from the Cash Payment.

On September 9, 2022, a purported shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Indiana, naming Robert W. Leasure, Beth A. Taylor, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Grobler v. Robert W. Leasure, et al., Case No. 4:22-cv-00064 (N.D. Ind.) (the “Grobler Derivative Action”). On January 4, 2023, an additional shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Indiana, naming Robert W. Leasure, Beth A. Taylor, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Burkhart v. Robert W. Leasure, et al., Case No 4:23-cv-00003 (N.D. Ind.) (the “Burkhart Derivative Action,” and together with the Grobler Derivative Action, the “Federal Derivative Action”). The Federal Derivative Actions collectively asserted claims for breach of fiduciary duty, abuse of control, gross mismanagement, and waste of corporate assets, as well as violations of Sections 10(b), 14(a), and 21D of the Exchange Act arising out of the Company’s acquisition of Envigo and its regulatory compliance. The Court consolidated the Federal Derivative Actions on April 24, 2024, and Plaintiffs filed a consolidated complaint on June 24, 2024.

On April 20, 2023, a purported shareholder derivative lawsuit was filed in the State of Indiana Tippecanoe County Circuit Court, naming Robert W. Leasure, Beth A. Taylor, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Whitfield v. Gregory C. Davis, et al., Case No. 79C01-2304-PL-000048 (Tippecanoe Circuit Court) (the “Whitfield Derivative Action”). On June 2, 2023, an additional shareholder derivative lawsuit was filed in the Indiana Commercial Court of Marion County, naming Robert W. Leasure, Beth A. Taylor, Carmen Wilbourn, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Castro v. Robert W. Leasure, et al., Case No. 49D01-2306-PL-022213 (Marion Superior Court 1) (the “Castro Derivative Action,” together with the Whitfield Derivative Action, the “State Derivative Actions,” and together with the consolidated Federal Derivative Actions, the “Derivative Actions”). The State Derivative Actions collectively asserted claims for breach of fiduciary duty, unjust enrichment, aiding and abetting breach of fiduciary duty, and waste of corporate assets arising out of the Company’s acquisition of Envigo and its regulatory compliance, and the Company’s non-human primate business. On August 24, 2023, the Castro Derivative Action was transferred to the Tippecanoe County Circuit Court and consolidated with the Whitfield Derivative Action.

On December 18, 2025, the parties to the Derivative Actions executed a stipulation of settlement (the “Derivative Settlement”). The court overseeing the Federal Derivative Actions preliminarily approved the Derivative Settlement on January 7, 2026, and granted final approval on March 19, 2026, finding the terms to be fair, reasonable, and adequate. Pursuant to the terms of the Derivative Settlement, the court overseeing the State Derivative Actions dismissed the State Derivative Actions with prejudice on April 8, 2026.

The Company agreed to the Derivative Settlement to eliminate the uncertainty, burden, and expense of protracted litigation. The Derivative Settlement does not assign or reflect any admission of wrongdoing or liability by the individual defendants or the Company as the nominal defendant, all of whom deny any wrongdoing.

The Derivative Settlement fully resolved the Derivative Actions, including all claims against individual defendants Robert W. Leasure, Beth A. Taylor, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, Scott Cragg, and Carmen Wilbourn, and the Company as a nominal defendant. The Derivative Settlement credited the plaintiffs in the Derivative Actions for the fact that the Company was the beneficiary of $2,490 from certain of its insurers, which amount was utilized by the Company as part of the Cash Payment for the Securities Settlement. The Derivative Settlement also involved the institution of, and commitment to maintain, certain corporate governance measures by the Company, including having, for a period of at least five years: a separate Chief Executive Officer and Board Chairperson, maintaining a fully independent Board Chairperson, guidelines for due diligence conducted in any future mergers and acquisitions, and a disclosure committee. The Derivative Settlement also awarded plaintiffs in the Derivative Actions attorneys’ fees of $2,250 (the “Derivative Attorneys’ Fee”), the amount of which was fully funded by available insurance.

The $8,750 Cash Payment was distributed to the plaintiff in the Securities Class Action for appropriate distribution after the final fairness hearing for the Securities Settlement. The $2,250 Derivative Attorneys’ Fee was distributed to the plaintiffs in the Derivative Actions for appropriate allocation after the court approved the Derivative Settlement.

Privacy Class Actions

The Company has been a party to three putative class actions filed in the United States District Court for the Northern District of Indiana (the “Federal Actions”) relating to a cybersecurity incident experienced in August 2025 (the “2025 Cybersecurity Incident”), in which a threat actor gained unauthorized access to the Company’s systems and may have acquired certain data. On March 14, 2026, (a) the Federal Actions were dismissed without prejudice, and (b) the same plaintiffs who filed the Federal Actions filed a putative class action in the Marion Superior Court, Marion County, Indiana under the caption Doyal, et al. v. Inotiv, Inc., Case No. 49D01-2604-CE-020713 (the “Indiana State Court Action”) on behalf of the same class of persons identified in the Federal Actions. The Indiana State Court Action generally alleges the same claims as the Federal Actions, namely that the plaintiffs and the proposed class members were harmed when their personally identifying information and protected health information was impacted by the 2025 Cybersecurity Incident.

Envigo Class Action

Envigo is a defendant in a purported class and representative action under California’s Private Attorney General Act of 2004 (“PAGA”) brought by Jacob Greenwell (“Plaintiff”), a former non-exempt employee of Envigo, on June 25, 2021 in the Superior Court of California, Alameda County (the “Lawsuit”). The Lawsuit alleges that Envigo violated certain wage and hour requirements under the California Labor Code. PAGA authorizes employees to bring claims on behalf of the State of California and aggrieved employees for violations of California’s wage and hour laws. The Lawsuit seeks (1) certification of a class of similarly situated employees and the award of actual, consequential and incidental losses and damages for the alleged violations, (2) civil penalties pursuant to PAGA, and (3) attorney’s fees. On June 2, 2023, Envigo and the plaintiff signed a Memorandum of Understanding (“MOU”) that sets forth the parties’ intent to settle these matters for $795 which includes Plaintiff’s attorneys’ fees. On August 2, 2024, the parties entered into a Joint Stipulation of Class Action and PAGA Settlement and Release of Claims (the “PAGA Settlement Agreement”) that incorporated the material terms of the MOU and was subject to the Court's approval. The PAGA Settlement Agreement contains no admission of liability or wrongdoing by Envigo. The PAGA Settlement Agreement provides that, if the settlement is approved by the Court, the settlement amount would be paid in four quarterly installments, with the first one to be funded after settlement becomes effective according to its terms, and the following ones in the three subsequent quarters. The Court granted preliminary approval of the settlement on June 18, 2025 and granted final approval, in part, on March 25, 2026. The parties await the Court’s entry of an amended final approval order and judgment, which is still pending. The first payment under the settlement will be due seventy-five (75) days following entry of the final approval order and judgment. The Company took a reserve equal to the proposed settlement amount, which is included in accrued expenses and other current liabilities.

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

Index to Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified with words such as “aim”, “anticipate”, “assume”, “believe”, “could”, “estimate”, “expect”, “future”, “goal”, “intend”, “likely”, “may”, “plan”, “project”, “seek”, “strategy”, “target”, “will” and similar expressions. Those statements appear in a number of places in this report and may include, but are not limited to, statements regarding our intent, belief or current expectations with respect to (i) our efforts related to exploring potential recapitalization, reorganization, refinancing, or restructuring transactions, or other strategic alternatives; (ii) trends in the demand for our services and products, including as a result of fluctuations in research and development spending by pharmaceutical and biotechnology companies; (iii) trends in the industries that consume our services and products; (iv) market and company-specific impacts of non-human primate (“NHP”) supply and demand matters; (v) compliance with the Resolution Agreement and the Plea Agreement and the expected impacts on the Company related to the compliance plan and compliance monitor, including the expected amounts, timing and expense treatment of cash payments and other investments thereunder; (vi) our ability to service our substantial outstanding indebtedness and to comply or regain compliance with financial covenants; (vii) our current and forecasted cash position; (viii) our ability to refinance our substantial indebtedness; (ix) our ability to make capital expenditures, fund our operations and satisfy our obligations; (x) our ability to manage recurring and unusual costs; (xi) our ability to execute on and realize the expected benefits related to our restructuring and site optimization plans; (xii) our expectations regarding the volume of new bookings, pre-sales, pricing, cost savings initiatives, expansion of services, operating income or losses and liquidity; (xiii) our ability to effectively fill recent expanded capacity or any future expansion or acquisition initiatives undertaken by us; (xiv) our ability to develop and build infrastructure and teams to manage growth and projects; (xv) our ability to continue to retain and hire key talent; (xvi) our ability to market our services and products under our corporate name and relevant brand names; (xvii) our ability to develop new services and products; (xviii) our ability to negotiate amendments to the Credit Agreement or obtain waivers related to the financial covenants defined within the Credit Agreement; (xix) our ability to maintain effective data protection, privacy and cybersecurity measures and to mitigate legal, financial and reputational risks in the event of a cyber incident, including the 2025 Cybersecurity Incident; and (xx) the impact of macroeconomic factors, including but not limited to tariffs and trade policies. Actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to those discussed in Part I, Item 1A, Risk Factors, contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, in Part II, Item 1A, Risk Factors, contained in this Quarterly Report on Form 10-Q and in subsequent filings with the SEC, many of which are beyond our control.

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

Site Optimization and Transportation

During the six months ended March 31, 2026, in order to support the continued integration and improvement of our North American transportation and distribution systems, we continued to move forward with right-sizing our leased vehicle fleet.

We anticipate that Phase Two of our site optimization plan for the RMS business (“Phase Two”) will require a total capital investment of approximately $7,000. Of this expected capital investment, we have spent $5,007 to date. We expect that Phase Two will reduce production capacity and create operating efficiencies, while supporting our animal welfare objectives, and provide net annual savings of $6,000 to $7,000. During the six months ended March 31, 2026, we exited two leased facilities in connection with Phase Two. We expect Phase Two to be complete by the end of fiscal 2026.

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

In order to eliminate the uncertainty, burden, and expense of protracted litigation, on December 18, 2025, the parties to the Derivative Actions executed a stipulation of settlement (the “Derivative Settlement”) to settle the Derivative Actions. The Court granted final approval of the Derivative Settlement on March 18, 2026. Refer to Note 11 - Contingencies and Commitments for further discussion of the Derivative Actions and the Derivative Settlement.

As of March 31, 2026, all payments associated to the Securities Settlement and the Derivative Settlement, collectively, were complete.

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

Our imported NHPs were subject to tariffs ranging from 15% to 20% during the first and second quarters of fiscal 2026. These tariffs were required to be paid within approximately 30 days of import, which is a shorter timeframe than the average NHP research model inventory turnover period. As a result, payment of tariffs negatively impacted the Company's cash flows during the first six months of 2026 and is expected to continue to impact the Company's cash flows in the future. Future NHP imports are currently expected to be subject to tariffs of 10%. However, we have and expect to continue to work with suppliers and customers to attempt to mitigate the financial impact of these additional costs. Further, in February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act. As a result of this ruling, we may be eligible for a refund of tariffs previously paid on imported goods. As the recoverability and timing of any such refund remains uncertain, we have not recognized a receivable and corresponding offset to expense or asset as of March 31, 2026 and will not do so unless and until such amounts are realized or realizable. We continue to monitor these developments and their potential impact on our results of operations, including reduction of revenue for any potential refunds to certain clients. The current and future applicable tariff percentages are based on the country of origin of the imported NHPs. If tariff rates continue to increase, we expect to continue working with suppliers and customers to attempt to mitigate these potential additional costs as the NHPs are mission-critical to the safety testing of new medicines; however, there can be no assurance that we will be successful in any mitigation efforts.

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

Financial and Operational Highlights During Three Months Ended March 31, 2026

•Revenue was $117,652 in the three months ended March 31, 2026, a decrease of $6,671, or 5.4%, compared to $124,323 during the three months ended March 31, 2025, driven by a decrease of $8,422, or 10.7%, in RMS revenue, partially offset by a $1,751, or 3.9%, increase in DSA revenue.

•Consolidated net loss for the three months ended March 31, 2026 was $32,467, or 27.6% of total revenue, compared to a consolidated net loss of $14,866, or 12.0% of total revenue, in the three months ended March 31, 2025.

•Book-to-bill ratio for the three months ended March 31, 2026 was 1.14x for the DSA services business.

•DSA backlog was $151,818 at March 31, 2026 compared to $138,197 at September 30, 2025, and $130,824 at March 31, 2025.

Financial and Operational Highlights During Six Months Ended March 31, 2026

•Revenue was $238,531 in the six months ended March 31, 2026, a decrease of $5,668, or 2.3%, compared to $244,199 during the six months ended March 31, 2025, driven by a decrease of $12,552, or 8.0%, in RMS revenue, partially offset by a $6,884, or 7.8%, increase in DSA revenue.

•Consolidated net loss for the six months ended March 31, 2026 was $60,845, or 25.5% of total revenue, compared to a consolidated net loss of $42,496, or 17.4% of total revenue, in the six months ended March 31, 2025.

•Book-to-bill ratio for the six months ended March 31, 2026 was 1.15x for the DSA services business.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

DSA

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenue	$47,083	$45,332	$1,751	3.9%
Cost of revenue[1]	35,771	35,369	402	1.1%
Operating expenses[2]	6,105	5,503	602	10.9%
Depreciation and amortization of intangible assets	4,200	4,516	(316)	(7.0)%
Operating income (loss)[3]	$1,007	$(56)	$1,063	(1898.2)%
Operating income (loss) % of total revenue	0.9%	—%
[1]Cost of revenue includes cost of services provided and cost of products sold and excludes depreciation and amortization of intangible assets, which is separately stated
[2]Operating expenses include selling, general and administrative and other operating expenses and excludes depreciation and amortization of intangible assets, which is separately stated
[3]Table may not foot due to rounding

DSA revenue increased by $1,751 in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. DSA revenue increased primarily due to increased safety assessment (“SA”) revenue. The increased SA revenue included new business at our Rockville facility and increased analytical and surgery services revenue.

DSA operating income was $1,007 in the three months ended March 31, 2026 compared to an operating loss of $56 in the three months ended March 31, 2025, an increase of $1,063, primarily due to the increase in revenue discussed above and due to a decrease in depreciation and amortization of intangible assets, partially offset by an increase in operating expenses and cost of revenue. The increase in DSA operating expenses primarily related to increased compensation and benefits costs and increased provision for expected credit losses.

RMS

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenue	$70,569	$78,991	$(8,422)	(10.7)%
Cost of revenue[1]	57,232	59,963	(2,731)	(4.6)%
Operating expenses[2]	5,596	(1,554)	7,150	(460.1)%
Depreciation and amortization of intangible assets	9,667	9,150	517	5.7%
Operating (loss) income[3]	$(1,926)	$11,432	$(13,358)	116.8%
Operating (loss) income % of total revenue	(1.6)%	9.2%

[1]Cost of revenue includes cost of services provided and cost of products sold and excludes depreciation and amortization of intangible assets, which is separately stated
[2]Operating expenses include selling, general and administrative and other operating expenses and excludes depreciation and amortization of intangible assets, which is separately stated
[3]Table may not foot due to rounding

RMS revenue decreased $8,422 in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to lower NHP volumes sold, partially offset by higher average selling prices for NHPs and higher NHP-related services revenue.

RMS operating loss was $1,926 in the three months ended March 31, 2026 compared to operating income of $11,432 in the three months ended March 31, 2025, which represents a decrease of $13,358. This change is due primarily to the decrease in revenue discussed above and increased operating expenses, partially offset by decreased cost of revenue. The $7,150 increase in operating expenses was primarily due the settlement payment received as a result of the complaint we filed against Freese and Nichols, Inc. (“FNI”) during the three months ended March 31, 2025, which did not repeat during the three months ended March 31, 2026. The $2,731 decrease in cost of revenue primarily related to decreased costs associated with the decreased NHP product revenue as discussed above and decreased compensation and benefits costs, partially offset by increased non-NHP inventory costs and increased transportation costs.

Unallocated Corporate

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Operating expenses[1]	$18,176	$14,156	$4,020	28.4%
Depreciation	214	158	56	35.4%
Operating loss[2]	$18,390	$14,314	$4,076	28.5%
Operating loss % of total revenue	15.6%	11.5%
[1]Operating expenses includes general and administrative and other operating expenses
[2]Table may not foot due to rounding

Unallocated corporate costs consist of general and administrative expenses, other operating expenses and depreciation expenses that are not directly related or allocated to the reportable segments. The increased operating loss of $4,076 in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by increased operating expenses, including fees incurred in connection with the 2025 Cybersecurity Incident and expenses incurred in connection with the exploration of potential recapitalization, reorganization, refinancing, or restructuring transactions, or other strategic alternatives.

Other Expense

Other expense increased by $1,396 for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by an increase of $617 in interest expense and an increase in loss on impact of foreign exchange rates.

Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2026 and 2025 were 3.8% and 6.9%, respectively. For the three months ended March 31, 2026, the Company’s effective tax rate was primarily driven by discrete nondeductible expenses. For the three months ended March 31, 2025, the Company’s effective tax rate was primarily driven by nondeductible expenses.

Consolidated Net Loss

As a result of the factors described above, we had a consolidated net loss of $32,467 for the three months ended March 31, 2026 as compared to $14,866 during the three months ended March 31, 2025.

Six Months Ended March 31, 2026 Compared to Six Months Ended March 31, 2025
DSA

	Six Months Ended March 31,
	2026	2025	$ Change	% Change
Revenue	$95,038	$88,154	$6,884	7.8%
Cost of revenue[1]	70,373	66,181	4,192	6.3%
Operating expenses[2]	11,963	10,984	979	8.9%
Depreciation and amortization of intangible assets	8,546	9,099	(553)	(6.1)%
Operating income[3]	$4,156	$1,890	$2,266	119.9%
Operating income % of total revenue	1.7%	0.8%
[1]Cost of revenue includes cost of services provided and cost of products sold and excludes depreciation and amortization of intangible assets, which is separately stated
[2]Operating expenses include selling, general and administrative and other operating expenses and excludes depreciation and amortization of intangible assets, which is separately stated
[3]Table may not foot due to rounding

DSA revenue increased $6,884 in the six months ended March 31, 2026 compared to the six months ended March 31, 2025. DSA revenue increased primarily due to increased SA revenue, discovery and translational sciences (“DTS”) revenue and DSA products revenue. SA revenue increased $3,312, which included new business at our Rockville facility and increased surgical services revenue and analytical services revenue, partially offset by decreased general toxicology services revenue. DTS revenue increased $2,787, primarily driven by increased discovery pharmacology service revenue.

DSA operating income increased by $2,266 in the six months ended March 31, 2026 compared to the six months ended March 31, 2025, primarily due to the increase in revenue discussed above and a decrease of $553 in depreciation and amortization of intangible assets, partially offset by an increase of $4,192 in cost of revenue and an increase of $979 in operating expenses. The increase in cost of revenue was primarily due to increased compensation and benefits expense, increased supplies expense and increased facility-related costs. The increase in operating expenses primarily related to increased provision for expected credit losses.

RMS

	Six Months Ended March 31,
	2026	2025	$ Change	% Change
Revenue	$143,493	$156,045	$(12,552)	(8.0)%
Cost of revenue[1]	118,699	123,989	(5,290)	(4.3)%
Operating expenses[2]	11,357	3,221	8,136	252.6%
Depreciation and amortization of intangible assets	18,917	18,588	329	1.8%
Operating (loss) income [3]	$(5,480)	$10,247	$(15,727)	153.5%
Operating (loss) income % of total revenue	(2.3)%	4.2%
[1]Cost of revenue includes cost of services provided and cost of products sold and excludes depreciation and amortization of intangible assets, which is separately stated
[2]Operating expenses include selling, general and administrative and other operating expenses and excludes depreciation and amortization of intangible assets, which is separately stated
[3] Table may not foot due to rounding
RMS revenue decreased $12,552 in the six months ended March 31, 2026 compared to the six months ended March 31, 2025, due primarily to lower NHP volumes sold, partially offset by higher average selling prices for NHPs compared to the prior year period and higher NHP-related services revenue.

RMS operating loss was $(5,480) in the six months ended March 31, 2026 compared to operating income of $10,247 in the six months ended March 31, 2025, a decrease of $15,727. This change was primarily due to the decreased revenue discussed above and increased operating expenses, partially offset by a decrease in cost of revenue. The $8,136 increase in operating expenses was primarily due to the settlement payment received from FNI during the six months ended March 31, 2025, which did not repeat during the six months ended March 31, 2026. The decrease of $5,290 in cost of revenue was primarily due to decreased costs associated with lower NHP-related product revenue.
Unallocated Corporate

	Six Months Ended March 31,
	2026	2025	$ Change	% Change
Operating expenses[1]	$33,906	$30,266	$3,640	12.0%
Depreciation and amortization of intangible assets	409	316	93	29.4%
Operating loss[2]	$34,315	$30,582	$3,733	12.2%
Operating loss % of total revenue	14.4%	12.5%
[1]Operating expenses include general and administrative and other operating expenses
[2]Table may not foot due to rounding
The increase in unallocated corporate operating loss was driven by an increase in operating expenses of $3,640 in the six months ended March 31, 2026, compared to the six months ended March 31, 2025, which was primarily driven by fees incurred in connection with the 2025 Cybersecurity Incident and expenses incurred in connection with the exploration of potential recapitalization, reorganization, refinancing, or restructuring transactions, or other strategic alternatives.
Other Expense
Other expense increased by $781 for the six months ended March 31, 2026 compared to the six months ended March 31, 2025, primarily driven by an increase in gain on impact of foreign exchange rates.
Income Taxes

The Company’s effective tax rates for the six months ended March 31, 2026 and 2025 were 4.6% and 7.2%, respectively. For the six months ended March 31, 2026, the Company’s effective tax rate was primarily driven by a valuation allowance associated with certain deferred tax assets. For the six months ended March 31, 2025, the Company’s effective tax rate was primarily driven by a change in the valuation allowance.

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
Consolidated Net Loss
As a result of the factors described above, we had a consolidated net loss of $60,845 for the six months ended March 31, 2026 as compared to a consolidated net loss of $42,496 during the six months ended March 31, 2025.

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

As of March 31, 2026, the Company had cash and cash equivalents of approximately $15,180 and access to up to $2,000 under its $15,000 revolving credit facility, which had a $13,000 balance outstanding that remains outstanding as of the date of this report. Further, for the six months ended March 31, 2026, the Company had negative operating cash flows, operating losses and consolidated net losses. The financial covenants under the Company’s Credit Agreement, dated as of November 5, 2021 (as amended through the date hereof, the “Credit Agreement”) include, among others, the First Lien Leverage Ratio and the Fixed Charge Coverage Ratio (each as defined in the Credit Agreement). The Credit Agreement, as amended by the Eighth Amendment entered into on February 8, 2026, also includes a minimum liquidity covenant of $30,000, beginning with the March 6, 2026 liquidity test date and for each liquidity test date thereafter, which is the last business day of each week. As previously disclosed, the lenders under the Credit Agreement have granted the Company waivers of the minimum liquidity covenant for each liquidity test date from the March 6, 2026 test date through the May 8, 2026 test date.

Subsequent to March 31, 2026 and within the period of time under the Credit Agreement, the lenders under the Credit Agreement granted the Company a waiver of the First Lien Leverage Ratio and the Fixed Charge Coverage Ratio financial covenants applicable to the period ended March 31, 2026. As a result of the waiver, the Company was in compliance with its financial covenants under the Credit Agreement for the period ended March 31, 2026. This waiver is limited and does not modify these or any other covenant requirements for future periods.

On April 15, 2026, the Company was required to make an interest payment of approximately $2,139 under its Convertible Bond Indenture (as defined in Note 4 - Debt). As of the date of this Report, the Company has not made such interest payment, and the applicable grace period for such payment is scheduled to expire on May 15, 2026. If the Company does not make the interest payment prior to the expiration of the applicable grace period, an event of default will occur under the Convertible Bond Indenture. Upon the occurrence of such event of default, the holders of the convertible notes will have the right to declare all amounts outstanding under the Convertible Bond Indenture to be immediately due and payable, in accordance with the terms of the Convertible Bond Indenture. In addition, the failure to make a payment on indebtedness past the grace period under the Convertible Bond Indenture will constitute an event of default under the Company’s Credit Agreement.

Management's fiscal 2026 annual operating plan forecasts noncompliance with its financial covenants pursuant to the Credit Agreement for the remainder of fiscal 2026. If the Company's results of operations in the twelve months following the date of this report do not improve relative to the results of the first six months of fiscal 2026 and to the forecast in the 2026 annual operating plan, the Company will not be able to comply with its financial covenants under its Credit Agreement. Further, the Company's Term Loan Facility, Delayed Draw Term Loan, Incremental Term Loans, any outstanding balance on the revolving credit facility and the Second Lien Notes (as defined in Note 4 - Debt) mature in the next 12 months.

If at any time in the twelve months following the date of this report, the Company fails to comply with its financial covenants which remain unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indentures governing the Company's Convertible Senior Notes (the “Notes”) and the Company's 15.00% Senior Secured Second Lien PIK Notes due 2027 (the “Second Lien Notes”) which, if not cured within 30 days following notice of such default from such trustees or holders of 25 percent of the Notes and from the trustee or holders of 30 percent of the Second Lien Notes, would permit the trustee or such holders to accelerate the Notes and the Second Lien Notes. If the loans under the Credit Agreement, the Notes and the Second Lien Notes are accelerated, the Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans, outstanding revolving credit facility balance, outstanding Notes and outstanding Second Lien Notes in the next twelve months. Additionally, access to the revolving credit facility would be restricted and such funds would not be available to pay for any operating activities.

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

Management has developed our fiscal 2026 annual operating plan in which we plan to continue our efforts to optimize our capital allocation and expense base. Additionally, the Company's plan is to continue its efforts to improve its operating results with a sustained focus on client service and margin discipline, increasing our volume of DTS and safety assessment contract awards and increasing our RMS product and service revenue. However, the Company believes its existing cash and cash equivalents, together with cash generated from operations, will not be sufficient to fund its operations and satisfy its obligations for the next 12 months, absent a transaction that positively impacts the Company’s liquidity and reduces its debt obligations. Further, management's fiscal 2026 annual operating plan forecasts noncompliance with its financial covenants pursuant to the Credit Agreement. In the event that the Company fails to comply with the requirements of the financial covenants set forth in the Credit Agreement, the Company has approximately 55 days subsequent to any fiscal quarter, and approximately 100 days subsequent to fiscal year-end, to cure noncompliance (the “grace period”). The Company also continues to discuss its current business conditions with its lenders. However, there is no assurance that the Company’s lenders will agree to any amendment or extension to the Credit Agreement.

Additionally, the Company is exploring potential recapitalization, reorganization, refinancing, or restructuring transactions, or other strategic alternatives. There is no assurance that the Company will be able to complete any such transaction or alternative on terms acceptable to the Company or at all.

The Company’s liquidity needs and compliance with covenants depend, among other things, on its ability to recapitalize, reorganize, refinance, restructure or complete any other strategic alternative, source and sell NHPs, fill its expanded DSA capacity, generate cash from other operating activities and manage its forecasted capital expenditures. There can be no assurances that management’s efforts to complete any such transaction or alternative will be realized or achieve the intended results. As a result, substantial doubt about the Company's ability to continue as a going concern exists.

Comparative Cash Flow Analysis

At March 31, 2026, we had cash and cash equivalents of $15,180, compared to $21,741 at September 30, 2025. Net cash used in operating activities was $6,503 for the six months ended March 31, 2026 compared to $17,312 for the six months ended March 31, 2025.

Net cash used in operating activities in the six months ended March 31, 2026, was driven by consolidated net loss of $60,845, partially offset by non-cash charges of $36,306 and a net decrease in operating assets and liabilities of $18,036. Non-cash charges primarily included $27,872 for depreciation and amortization, $6,129 for non-cash interest and accretion expense, amortization of debt issuance costs and original issue discount of $2,748, and $2,586 for non-cash employee stock compensation expense, partially offset by a decrease in deferred taxes of $3,789. The net decrease in operating assets and liabilities was primarily driven by a decrease in trade receivables and contract assets of $16,307, a decrease of $14,930 in inventories and a decrease in prepaid expenses and other current assets of $18,348, partially offset by a decrease in fees invoiced in advance of $13,124, a decrease in accounts payable of $8,855 and a decrease in accrued expenses and other current liabilities of $9,567.

Net cash used in operating activities for the six months ended March 31, 2025 was primarily driven by a consolidated net loss of $42,496, partially offset by non-cash charges of $36,029 and a net increase in operating assets and liabilities of $10,845. Non-cash charges primarily included $28,003 for depreciation and amortization, non-cash interest and accretion expense of $6,090, $3,205 for non-cash stock compensation expense and amortization of debt issuance costs and original issue discount of $2,556, partially offset by changes in deferred taxes of $4,028.

Net cash used in investing activities of $7,277 in the six months ended March 31, 2026 was due to capital expenditures of $7,283. The capital additions during the six months ended March 31, 2026 primarily consisted of investments in facility improvements and expansion related to Phase Two and capacity expansions to support future NHP colony management service revenue growth.

Net cash used in investing activities of $9,910 in the six months ended March 31, 2025 was primarily due to capital expenditures of $9,932. The capital additions during the six months ended March 31, 2025 primarily consisted of investments in facility improvements for animal welfare and capacity expansions to support future NHP colony management service revenue growth.

Net cash provided by financing activities of $7,422 in the six months ended March 31, 2026 primarily included borrowings on the revolving credit facility of $10,000, partially offset by payments on senior term notes and delayed draw term loans of $2,119.

Net cash provided by financing activities of $25,493 in the six months ended March 31, 2025 included net proceeds from the issuance of common shares of $27,524 and borrowings on the revolving credit facility of $20,000, partially offset by payments on the revolving credit facility of $20,000.

Capital Resources

Our indebtedness as of March 31, 2026 and September 30, 2025 is detailed in the table below. Refer below for discussion of the revolving credit facility.

	March 31, 2026	September 30, 2025
Seller Note – Bolder BioPath (Related party)	$38	$150
Seller Payable - Orient BioResource Center	3,235	3,235
Second Lien Notes	26,232	23,220
Convertible Senior Notes	119,897	116,440
Term Loan Facility, DDTL and Incremental Term Loans	266,874	268,654
Total debt before unamortized debt issuance costs	$416,276	$411,699
Less: Debt issuance costs not amortized	(5,854)	(9,576)
Total debt, net of unamortized debt issuance costs	$410,422	$402,123
Less: Current portion	(410,422)	(402,123)
Total Long-term debt	$—	$—

If the Company’s results of operations in the twelve months following the date of this report do not improve relative to its results in the six months ended March 31, 2026, it is probable that the Company will fail its financial covenants within twelve months of the balance sheet date. Further, the Term Loan Facility, DDTL and Incremental Term Loans (each as defined below) and the Second Lien Notes are due to mature within twelve months of the balance sheet date. As a result, we have classified the Term Loan Facility, DDTL and Incremental Term Loans, the Notes and the Second Lien Notes as current as of March 31, 2026. Refer to Note 1 – Description of the Business and Basis of Presentation for the Company's analysis of Liquidity and Going Concern, including cross-default considerations.

Revolving Credit Facility

As of March 31, 2026 and September 30, 2025, the Company had a $13,000 and a $3,000 outstanding balance, respectively, on the $15,000 revolving credit facility. The revolving credit facility will mature on November 5, 2026. Refer to the Condensed Consolidated Statements of Cash Flows for information related to borrowings and payments on the revolving credit facility during the six months ended March 31, 2026.

Term Loan Facility, DDTL and Incremental Term Loans

Below are the weighted-average effective interest rates for the loans available under the Credit Agreement:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Effective interest rates:
Term Loan	11.66%	11.52%	11.62%	11.62%
Initial DDTL	11.65%	11.51%	11.61%	11.60%
Additional DDTL	11.69%	11.63%	11.65%	11.73%

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

The fee consideration payable by the Company for each consenting lender party to the Third Amendment is: (i) 0.50% of the aggregate outstanding principal amount of the term loans held by each consenting term loan lender, to be paid in-kind and capitalized to the principal amounts of the term loans held by such lender; (ii) 0.50% of the aggregate outstanding principal amount of the term loans held by each consenting term loan lender, to be paid in cash upon the occurrence of certain prepayments of the term loan under the Credit Agreement; and (iii) 7.00% of the aggregate amount of the revolving commitments held by each consenting revolving lender, to be paid in cash upon the occurrence with certain permanent reductions of the revolving loans under the Credit Agreement (the “Third Amendment RCF Deferred Fee”).

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

As of March 31, 2026 and September 30, 2025, there were $840 and $1,297, respectively, in unamortized debt issuance costs related to the Second Lien Notes. For the three months ended March 31, 2026, the total interest expense was $1,724, including coupon interest expense of $981, accretion expense of $514, and amortization of debt discount and issuance costs of $229. For the three months ended March 31, 2025, the total interest expense was $1,521, including coupon interest expense of $981, accretion expense of $381, and amortization of debt discount and issuance costs of $159. For the six months ended March 31, 2026, the total interest expense was $3,443, including coupon interest expense of $1,983, accretion expense of $1,002, and amortization of debt discount and issuance costs of $458. For the six months ended March 31, 2025, the total interest expense was $3,046, including coupon interest expense of $1,989 accretion expense of $741, and amortization of debt discount and issuance costs of $316.

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

Security Agreement

On September 13, 2024, the Company and the Subsidiary Guarantors entered into a Security Agreement (the “Security Agreement”) with U.S. Bank Trust Company, National Association, as the collateral agent for the Second Lien Notes (the “Second Lien Collateral Agent”). Pursuant to the Security Agreement, the Company and the Subsidiary Guarantors granted the Second Lien Collateral Agent a second lien security interest in substantially all of their assets, including but not limited to certain accounts, equipment, fixtures and intellectual property, in order to secure the payment and performance of all of the Obligations, as defined in the Second Lien Indenture.

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

As of March 31, 2026 and September 30, 2025, there were $1,604 and $2,093, respectively, in unamortized debt issuance costs related to the Notes. For the three months ended March 31, 2026, the total interest expense was $3,029 at an effective rate of 9.38%, including coupon interest expense of $1,056, accretion expense of $1,730, and amortization of debt discount and issuance costs of $243. For the three months ended March 31, 2025, the total interest expense was $2,859 at an effective rate of 9.38%, including coupon interest expense of $1,056, accretion expense of $1,573, and amortization of debt discount and issuance costs of $230. For the six months ended March 31, 2026, the total interest expense was $6,082, including coupon interest expense of $2,135, accretion expense of $3,458, and amortization of debt discount and issuance costs of $489. For the six months ended March 31, 2025, the total interest expense was $5,741, including coupon interest expense of $2,135, accretion expense of $3,145, and amortization of debt discount and issuance costs of $461.

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

On April 15, 2026, the Company was required to make an interest payment of approximately $2,139 on the Notes. As of the date of this Report, the Company has not made such interest payment, and the applicable grace period for such payment is scheduled to expire on May 15, 2026. If the Company does not make the interest payment prior to the expiration of the applicable grace period, an event of default will occur under the Convertible Bond Indenture. Upon the occurrence of such event of default, the holders of the convertible notes may have the right to declare all amounts outstanding under the Convertible Bond Indenture to be immediately due and payable, in accordance with the terms of the Convertible Bond Indenture and as further described below.

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

Acquisition-related Debt (Seller Payable)

As part of the acquisition of Orient BioResource Center, Inc. (“OBRC”), the Company agreed to leave in place a payable (the “Seller Payable”) owed by OBRC to Orient Bio, Inc. (the “Seller”) in the amount of $3,700, which the Company determined to have a fair value of $3,325 as of January 27, 2022. The Seller Payable did not bear interest and was originally required to be paid to the Seller 18 months after the closing date of January 27, 2022. The Company has the right to set off against the Seller Payable any amounts that become payable by the Seller on account of indemnification obligations under the purchase agreement. On April 4, 2023, the Company and the Seller entered into a First Amendment to extend the maturity date of the Seller Payable to July 27, 2024. On May 24, 2024, the Company and the Seller entered into a Second Amendment to extend the maturity date of the Seller Payable to July 27, 2025. Further, beginning on July 27, 2024, the note bears interest at a rate of 4.60% per annum. Accrued interest and principal will be paid at the maturity date. On October 24, 2024, the Company and the Seller entered into a Third Amendment to extend the maturity date of the Seller Payable to January 27, 2026. On January 27, 2026, the Company and the Seller entered into a Fourth Amendment to extend the maturity date of the Seller Payable to March 27, 2026. On April 2, 2026, the Company and the Seller entered into a Fifth Amendment to extend the maturity date of the Seller Payable to June 30, 2026. No amendments to the Seller Payable have affected the rights and remedies of any party under the stock purchase agreement, nor did any alter, modify or amend or in any way affect any of the terms and conditions, obligations, covenants or agreements contained in the stock purchase agreement. The Seller Payable is subordinated to the indebtedness under the Credit Agreement.

Critical Accounting Estimates

Our financial results are affected by the selection and application of accounting policies and methods and require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. There were no changes in the six months ended March 31, 2026 to the application of our critical accounting estimates as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please refer to Note 1 - Description of the Business and Basis of Presentation, in this Quarterly Report on Form 10-Q. We did not adopt any new accounting pronouncements during the six months ended March 31, 2026 that had a significant effect on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of March 31, 2026, our debt portfolio was reliant on reference rates. Based on our interest rate exposure at March 31, 2026 and assumed debt levels throughout the next 12 months, a one-percentage-point increase in interest rates would result in an estimated $2.7 million increase in loss before income taxes over a one-year period.

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

A hypothetical 10% change in the foreign exchange rates applicable to our business would change our March 31, 2026 cash balance by approximately $0.5 million and our revenue by approximately $3.1 million for the six months ended March 31, 2026.

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

Management has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, Management has concluded that our disclosure controls and procedures were not effective as of March 31, 2026 because of the material weaknesses in internal control over financial reporting described below.

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

As of September 30, 2022, Management identified the following material weaknesses in internal controls, which continued to exist as of March 31, 2026:

a.Management did not design and maintain effective controls over information technology general controls (ITGCs) for its enterprise resource planning system in which the research models and services business, as well as certain corporate functions, operate and certain ancillary applications that are relevant to the preparation of the consolidated financial statements throughout the year ended September 30, 2022, which resulted in ineffective business process controls (automated and IT-dependent manual controls) that could result in misstatements potentially impacting all of the financial statement accounts and disclosures. Specifically, management did not design and maintain: sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; and program change management controls to ensure that information technology (“IT”) program and data changes affecting financial information technology applications and underlying accounting records are authorized, tested, and implemented appropriately. As a result, business process controls (automated and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use data produced from systems impacted by the ineffective ITGCs were deemed ineffective at September 30, 2022, and were not remediated and therefore remained ineffective at March 31, 2026; and

b.Management did not have an adequate process in place to design and test the operating effectiveness of internal control over financial reporting in a timely manner or an adequate process in place to monitor and provide oversight over the completion of its assessment of internal control over financial reporting. As such, we determined that management did not effectively design and implement components of the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO framework) to address all relevant risks of material misstatement, including elements of the control environment, information and communication, control activities and monitoring activities components, relating to: (i) providing sufficient and timely management oversight and ownership over the internal control evaluation process; (ii) hiring and training sufficient personnel to timely support the Company’s internal control objectives; and (iii) performing timely monitoring and oversight to ascertain whether the components of internal control are present and functioning effectively. As a result, controls relevant to all business processes and related controls (including relevant entity level controls) were deemed ineffective at September 30, 2022, and were not remediated and therefore remained ineffective at March 31, 2026.

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

Changes in Internal Control over Financial Reporting

Except for the changes in connection with our remediation activities as described above, there were no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

All amounts shown within Item 1A are presented in thousands.

Risks Related to our Financial Activities

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We have identified certain conditions or events, which are discussed below, that raise substantial doubt about our ability to continue as a going concern. As a result of these and as disclosed elsewhere in this report, substantial doubt about the Company's ability to continue as a going concern exists.

As of March 31, 2026, the Company had cash and cash equivalents of approximately $15,180 and access to up to $2,000 under its $15,000 revolving credit facility, which had a $13,000 balance outstanding that remains outstanding as of the date of this report. Further, for the six months ended March 31, 2026, the Company had negative operating cash flows, operating losses and consolidated net losses. The financial covenants under the Company’s Credit Agreement, dated as of November 5, 2021 (as amended through the date hereof, the “Credit Agreement”) include, among others, the First Lien Leverage Ratio, the Fixed Charge Coverage Ratio (each as defined in the Credit Agreement) and a minimum liquidity covenant. The Company has requested and received waivers for these covenants in recent periods, but there is no assurance that it will continue to receive such waivers.

On April 15, 2026, the Company was required to make an interest payment of approximately $2,139 under its Convertible Bond Indenture (as defined in Note 4 - Debt). As of the date of this Report, the Company has not made such interest payment, and the applicable grace period for such payment is scheduled to expire on May 15, 2026. If the Company does not make the interest payment prior to the expiration of the applicable grace period, an event of default will occur under the Convertible Bond Indenture. Upon the occurrence of such event of default, the holders of the convertible notes will have the right to declare all amounts outstanding under the Convertible Bond Indenture to be immediately due and payable, in accordance with the terms of the Convertible Bond Indenture. In addition, the failure to make a payment on indebtedness past the grace period under the Convertible Bond Indenture will constitute an event of default under the Company’s Credit Agreement.

Management's fiscal 2026 annual operating plan forecasts noncompliance with its financial covenants pursuant to the Credit Agreement for the remainder of fiscal 2026. If the Company's results of operations in the twelve months following the date of this report do not improve relative to the results of the first six months of fiscal 2026 and to the forecast in the

2026 annual operating plan, the Company will not be able to comply with its financial covenants under its Credit Agreement. Further, the Company's Term Loan Facility, Delayed Draw Term Loan, Incremental Term Loans, any outstanding balance on the revolving credit facility and the Second Lien Notes (as defined in Note 4 - Debt) mature in the next 12 months.

If at any time in the twelve months following the date of this report, the Company fails to comply with its financial covenants which remain unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indentures governing the Company's Convertible Senior Notes (the “Notes”) and the Company's 15.00% Senior Secured Second Lien PIK Notes due 2027 (the “Second Lien Notes”) which, if not cured within 30 days following notice of such default from such trustees or holders of 25 percent of the Notes and from the trustee or holders of 30 percent of the Second Lien Notes, would permit the trustee or such holders to accelerate the Notes and the Second Lien Notes. If the loans under the Credit Agreement, the Notes and the Second Lien Notes are accelerated, the Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans, outstanding revolving credit facility balance, outstanding Notes and outstanding Second Lien Notes in the next twelve months. Additionally, access to the revolving credit facility would be restricted and such funds would not be available to pay for any operating activities.

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

Management has developed our fiscal 2026 annual operating plan in which we plan to continue our efforts to optimize our capital allocation and expense base. Additionally, the Company's plan is to continue its efforts to improve its operating results with a sustained focus on client service and margin discipline, increasing our volume of DTS and safety assessment contract awards and increasing our RMS product and service revenue. However, the Company believes its existing cash and cash equivalents, together with cash generated from operations, will not be sufficient to fund its operations and satisfy its obligations for the next 12 months, absent a transaction that positively impacts the Company’s liquidity and reduces its debt obligations. Further, management's fiscal 2026 annual operating plan forecasts noncompliance with its financial covenants pursuant to the Credit Agreement. In the event that the Company fails to comply with the requirements of the financial covenants set forth in the Credit Agreement, the Company has approximately 55 days subsequent to any fiscal quarter, and approximately 100 days subsequent to fiscal year-end, to cure noncompliance (the “grace period”). The Company also continues to discuss its current business conditions with its lenders. However, there is no assurance that the Company’s lenders will agree to any amendment or extension to the Credit Agreement.

Additionally, the Company is exploring potential recapitalization, reorganization, refinancing, or restructuring transactions, or other strategic alternatives. There is no assurance that the Company will be able to complete any such transaction or alternative on terms acceptable to the Company or at all.

The Company’s liquidity needs and compliance with covenants depend, among other things, on its ability to recapitalize, reorganize, refinance, restructure or complete any other strategic alternative, source and sell NHPs, fill its expanded DSA capacity, generate cash from other operating activities and manage its forecasted capital expenditures. There can be no assurances that management’s efforts to complete any such transaction or alternative will be realized or achieve the intended results. As a result, substantial doubt about the Company's ability to continue as a going concern exists.

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

We have significant indebtedness, which may impair our ability to raise capital, including to expand our business, pursue strategic investments, and take advantage of financing or other opportunities that we believe to be in the best interests of the Company and our shareholders. Our senior term loans, of which the outstanding balance as of March 31, 2026 was $266,874, will mature on November 5, 2026. The Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans, any outstanding balance on the revolving credit facility, outstanding Notes and outstanding Second Lien Notes in the next twelve months. Further, the Credit Agreement will terminate on the maturity date and no further borrowings will be able to be made under the Credit Agreement.

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

Our imported NHPs were subject to tariffs ranging from 10% to 20% during fiscal 2025 and 15% to 20% during the first and second quarters of fiscal 2026. These tariffs were required to be paid within 30 days of import, which is a shorter timeframe than the average NHP research model inventory turnover. As a result, payment of tariffs negatively impacted the Company's cash flows during fiscal 2025 and the first half of fiscal 2026 and is expected to impact the Company's cash flows in the future. The current and future applicable tariff percentages are based on the country of origin of the imported NHPs. Future NHP imports are currently expected to be subject to tariffs of 10%. Further, there continues to be a risk of additional and/or increased tariffs in connection with ongoing geopolitical and other factors. In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act. As a result of this ruling, we may be eligible for a refund of tariffs previously paid on imported goods. As the recoverability and timing of any such refund remains uncertain, we have not recognized a receivable and corresponding offset to expense or asset as of March 31, 2026 and will not until such amounts are realized or realizable. We continue to monitor these developments and their potential impact on our results of operations, including reduction of revenue for any potential refunds to certain clients.

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

General Risk Factors

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

The conflict in the Middle East may disrupt global supply chains, logistics networks, and customer demand. Our operations may be adversely affected by shipping delays, airspace closures, or other transportation disruptions, as well as by reduced availability or increased logistical costs.

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

Management's fiscal 2026 annual operating plan forecasts noncompliance with its financial covenants pursuant to the Credit Agreement for the remainder of fiscal 2026. If the Company's results of operations in the twelve months following the date of this report do not improve relative to the results of the first six months of fiscal 2026 and to the forecast in the 2026 annual operating plan, the Company will not be able to comply with its financial covenants under its Credit Agreement. Further, the Company's Term Loan Facility, Delayed Draw Term Loan, Incremental Term Loans, any outstanding balance on the revolving credit facility and the Second Lien Notes (as defined in Note 4 - Debt) mature in the next 12 months.

If at any time in the twelve months following the date of this report, the Company fails to comply with its financial covenants which remain unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indentures governing the Notes and the Second Lien Notes which, if not cured within 30 days following notice of such default from such trustees or holders of 25 percent of the Notes and from the trustee or holders of 30 percent of the Second Lien Notes, would permit the trustee or such holders to accelerate the Notes and the Second Lien Notes. If the loans under the Credit Agreement, the Notes and the Second Lien Notes are accelerated, the Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans, outstanding revolving credit facility balance, outstanding Notes and outstanding Second Lien Notes in the next twelve months. Additionally, access to the revolving credit facility would be restricted and such funds would not be available to pay for any operating activities.

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

Management's fiscal 2026 annual operating plan forecasts noncompliance with its financial covenants pursuant to the Credit Agreement for the remainder of fiscal 2026. If the Company's results of operations in the twelve months following the date of this report do not improve relative to the results of the first six months of fiscal 2026 and to the forecast in the 2026 annual operating plan, the Company will not be able to comply with its financial covenants under its Credit Agreement. Further, the Company's Term Loan Facility, Delayed Draw Term Loan, Incremental Term Loans, any outstanding balance on the revolving credit facility and the Second Lien Notes (as defined in Note 4 - Debt) mature in the next 12 months.

If at any time in the twelve months following the date of this report, the Company fails to comply with its financial covenants which remain unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit

Agreement, declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indentures governing the Notes and the Second Lien Notes which, if not cured within 30 days following notice of such default from such trustees or holders of 25 percent of the Notes and from the trustee or holders of 30 percent of the Second Lien Notes, would permit the trustee or such holders to accelerate the Notes and the Second Lien Notes. If the loans under the Credit Agreement, the Notes and the Second Lien Notes are accelerated, the Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans, outstanding revolving credit facility balance, outstanding Notes and outstanding Second Lien Notes in the next twelve months. Additionally, access to the revolving credit facility would be restricted and such funds would not be available to pay for any operating activities.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION
Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

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

	2.5
Amendment No. 4 to Stock Purchase Agreement, dated January 27, 2026, by and among Envigo Global Services, Inc., Inotiv, Inc. and Orient Bio, Inc. (incorporated by reference to Exhibit 2.5 to Form 10-Q filed February 9, 2026).

	2.6	Amendment No. 5 to Stock Purchase Agreement, dated April 2, 2026, by and among Envigo Global Services, Inc., Inotiv, Inc. and Orient Bio, Inc. (filed herewith).

(3)	3.1	Second Amended and Restated Articles of Incorporation of Inotiv, Inc. as amended through November 4, 2021 (incorporated by reference to Exhibit 3.1 to Form 8-K filed November 5, 2021).

	3.2	Fourth Amended and Restated Bylaws of Inotiv, Inc. as amended through August 6, 2025 (incorporated by reference to Exhibit 3.2 to Form 10-Q filed August 7, 2025).

(10)	10.1
Eighth Amendment to Credit Agreement dated as of February 8, 2026, by and among Inotiv, Inc., certain subsidiaries of Inotiv, Inc., the lenders party thereto, and Acquiom Agency Services, LLC (incorporated by reference to Exhibit 10.1 to Form 10-Q filed February 9, 2026).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: May 11, 2026	INOTIV, INC.
(Registrant)

	By:	/s/ Robert W. Leasure
Robert W. Leasure
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Beth A. Taylor
Beth A. Taylor
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

Date: May 11, 2026	By:	/s/ Brennan Freeman
Brennan Freeman
Vice President of Finance and Corporate Controller (Principal Accounting Officer)